Form 10-Q
period 1995-06-30
CHILDRENS COMPREHENSIVE SERVICES INC
filed 1995-08-14
CIK 816247

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark one)                         FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1995

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF l934

      For the transition period from          to
                                    ----------  ----------

                        Commission File Number 0-16162

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.
                    ---------------------------------------

             (Exact name of registrant as specified in its charter)

         Tennessee                                        62-1240866
-------------------------------                     ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

805 South Church Street, Murfreesboro, Tennessee            37130
------------------------------------------------    ----------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (615) 896-3100
                                                  ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X  No
                                      ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $ .01 Par Value, outstanding at July 31, 1995 - 10,711,782 shares.





                     Index to Exhibits is Found on Page 15

                                     INDEX

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                               Page
                                                                              Number
                                                                              ------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

    Consolidated Balance Sheets--June 30, 1995
    and March 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

    Consolidated Statements of Operations--
    Three months ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . .    5

    Consolidated Statements of Cash Flows--
    Three months ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . .    6

    Notes to Consolidated Financial Statements--
    June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

Item 2. Management's Discussion and
    Analysis of Financial Condition and Results
    of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .   13



SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                    June 30,      March 31,
                                                      1995          1995
                                                    --------      ---------
ASSETS

CURRENT ASSETS
     Cash                                         $   690,000   $    69,000
     Accounts receivable, net of allowance
          for doubtful accounts of $133,000
          at June 30 and at March 31                3,043,000     3,432,000
     Prepaid expenses                                 253,000       266,000
     Other current assets                             184,000       134,000
                                                  -----------   -----------
                        TOTAL CURRENT ASSETS        4,170,000     3,901,000

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $4,290,000 at June 30
     and $4,088,000 at March 31                    14,710,000    14,866,000
PROPERTY HELD FOR SALE                                165,000       165,000
NON-COMPETITION AGREEMENTS, net of accumulated
     amortization of $1,812,000 at June 30 and
     $1,750,000 at March 31                           188,000       250,000
OTHER ASSETS AND DEFERRED CHARGES, at cost,
     net of accumulated amortization of
     $282,000 at June 30 and $259,000 at
     March 31                                         243,000       267,000
                                                  -----------   -----------
                                TOTAL ASSETS      $19,476,000   $19,449,000
                                                  ===========   ===========

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                   June 30,      March 31,
                                                     1995          1995
                                                   --------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                            $    396,000   $   658,000
     Current maturities - long-term debt:
       Related Party                                   61,000        59,000
       Other                                          182,000       177,000
     Accrued employee compensation                    457,000       716,000
     Accrued other expenses                           738,000       673,000
     Deferred revenue                                 142,000       127,000
     Income taxes payable                             108,000        69,000
                                                  -----------   -----------
                   TOTAL CURRENT LIABILITIES        2,084,000     2,479,000

DEFERRED TAXES PAYABLE                                125,000       125,000
LONG-TERM DEBT:
     Related Party                                    656,000       672,000
     Other                                          6,206,000     6,252,000
OTHER LIABILITIES                                     465,000       465,000
                                                  -----------   -----------
                           TOTAL LIABILITIES        9,536,000     9,993,000

SHAREHOLDERS' EQUITY
     Preferred stock, par value $1.00 per
       share--10,000,000 shares authorized                -0-           -0-
     Common stock, par value $ .01 per share
       --20,000,000 shares authorized; issued
       and outstanding 10,711,782 shares at
       June 30 and at March 31                        107,000       107,000
     Additional paid-in capital                    25,294,000    25,317,000
     Accumulated (deficit)                        (15,461,000)  (15,968,000)
                                                  -----------   -----------
                  TOTAL SHAREHOLDERS' EQUITY        9,940,000     9,456,000
                                                  -----------   -----------
                       TOTAL LIABILITIES AND
                        SHAREHOLDERS' EQUITY     $ 19,476,000   $19,449,000
                                                 ============   ===========





                See notes to consolidated financial statements.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                   Three Months Ended
                                                         June 30,
                                              ------------------------------
                                                 1995               1994
                                              -----------        -----------
Revenues:
   Operating revenues                         $ 5,518,000        $ 5,267,000
   Management fee income                          106,000             33,000
   Other revenue                                    2,000              1,000
                                              -----------        -----------
                         TOTAL REVENUES         5,626,000          5,301,000
Expenses:
   Employee compensation and benefits           3,415,000          3,078,000
   Purchased services and other
     expenses                                   1,086,000          1,036,000
   Depreciation and amortization                  264,000            265,000
   Interest:
     Banks and other                              211,000            264,000
     Related parties                               29,000            107,000
   Provision for bad debts                            -0-             10,000
   Related party rent                              25,000             25,000
                                              -----------        -----------
                         TOTAL EXPENSES         5,030,000          4,785,000
                                              -----------        -----------

             INCOME BEFORE INCOME TAXES           596,000            516,000
Provision for income taxes                         89,000             19,000
                                              -----------        -----------
                             NET INCOME       $   507,000        $   497,000
                                              ===========        ===========

Net income per common share:
   Primary                                    $       .05        $       .05
                                              ===========        ===========
   Fully diluted                              $       .05        $       .05
                                              ===========        ===========




                See notes to consolidated financial statements.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                        Three Months Ended
                                                              June 30,
                                                    --------------------------
                                                        1995           1994
                                                    -----------    -----------
OPERATING ACTIVITIES
  Net income                                        $   507,000    $   497,000
  Adjustments to reconcile net income to
     net cash used by operating activities:
     Depreciation                                       202,000        202,000
     Amortization                                        62,000         63,000
     Amortization of deferred loan costs                 24,000         81,000
     Provision for bad debts                                -0-         10,000
     (Gain) on disposition of property
       and equipment                                        -0-         (1,000)
  Changes in operating assets and liabilities:
     Decrease in accounts receivable                    389,000        828,000
     (Increase) decrease in prepaid expenses             13,000        (21,000)
     (Increase) in other current assets                 (50,000)      (337,000)
     (Decrease) in accounts payable                    (262,000)      (429,000)
     (Decrease) in accrued employee compensation       (259,000)      (252,000)
     Increase in accrued expenses                        65,000        129,000
     Increase in income taxes payable                    39,000         19,000
     Increase in deferred revenue                        15,000            -0-
                                                    -----------    -----------
                            NET CASH PROVIDED BY
                            OPERATING ACTIVITIES        745,000        789,000
                                                    -----------    -----------

INVESTING ACTIVITIES
  Purchase of property and equipment                    (46,000)      (199,000)
  (Increase) in other assets                                -0-        (35,000)
  Proceeds from sale of property and equipment              -0-          5,000
                                                    -----------    -----------
                              NET CASH (USED) BY
                            INVESTING ACTIVITIES    $   (46,000)   $  (229,000)
                                                    -----------    -----------

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                       Three Months Ended
                                                            June 30,
                                                  ---------------------------
                                                      1995           1994
                                                  ----------      -----------
FINANCING ACTIVITIES
  Proceeds from revolving lines of credit        $ 1,417,000      $ 2,150,000
  Principal payments on revolving lines of
     credit and long-term borrowings              (1,458,000)      (2,202,000)
  Principal payments on long-term
     borrowings - related parties                    (14,000)             -0-
  Stock issue/registration costs                     (23,000)             -0-
                                                 -----------      -----------
                           NET CASH (USED) BY
                         FINANCING ACTIVITIES        (78,000)         (52,000)
                                                 -----------      -----------

INCREASE IN CASH AND CASH EQUIVALENTS                621,000          508,000
  Cash and cash equivalents at
     beginning of period                              69,000          178,000
                                                 -----------      -----------
                    CASH AND CASH EQUIVALENTS
                             AT END OF PERIOD    $   690,000      $   686,000
                                                 ===========      ===========





                See notes to consolidated financial statements.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 June 30, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made in the consolidated financial statements for the three month period ended June 30, 1994, to conform to the presentation of the financial statements for the three month period ended June 30, 1995. Operating results for the three month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended March 31, 1995.

NOTE B -- EARNINGS PER COMMON SHARE

Net income per share has been computed on the basis of the weighted average number of shares outstanding and common stock equivalents, consisting of dilutive stock options and warrants.

NOTE C -- RESTATEMENT OF FINANCIAL STATEMENTS

In its consolidated financial statements for its fiscal year ended March 31, 1993, the Company established a provision for restructuring expenses that included an $880,000 accrual for the expenses expected to be incurred in connection with the Company's planned refinancings. These financings were completed in September 1993 and September 1994 and the related costs incurred, primarily loan acquisition fees and legal expenses, were charged against the accrual provided at March 31, 1993.

In January 1995, the Company reached the decision that the more appropriate accounting treatment for the refinancing costs would have been to capitalize those costs as incurred and to amortize them over the terms of the related loans. The consolidated financial statements for the years ended March 31, 1993 and 1994 and subsequent periods have been restated to reflect this decision.

The restatements resulted in the following impact on the Company's consolidated financial statements:

                                           Three Months Ended
                                             June 30, 1994
                                           ------------------
Net income as previously reported              $  576,000
Adjustments                                       (79,000)
                                               ----------
Restated net income                            $  497,000
                                               ==========

Net income per common share

Primary
    As previously reported                     $      .06
    Impact of adjustments                            (.01)
                                               ----------
    As restated                                $      .05
                                               ==========
Fully diluted
    As previously reported                     $      .06
    Impact of adjustments                            (.01)
                                               ----------
    As restated                                $      .05
                                               ==========

                                             June 30, 1994
                                             -------------
Shareholders' equity as previously
    reported                                   $5,737,000
Adjustments                                       546,000
                                               ----------
Restated shareholders' equity                  $6,283,000
                                               ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, operating revenues from youth services and the amounts and percentage of certain items relative to total revenues:


                                                    Three Months Ended
                                                         June 30,
                                        -----------------------------------------
                                                1995                  1994
                                        -------------------    ------------------
Operating revenues                      $ 5,518,000   98.1%    $ 5,267,000  99.4%
                                        ===========   =====    ===========  =====
Management fee income                   $   106,000    1.9%    $    33,000    .6%
                                        ===========   =====    ===========  =====
Employee compensation and benefits      $ 3,415,000   60.7%    $ 3,078,000  58.1%
                                        ===========   =====    ===========  =====
Purchased services and other expenses   $ 1,086,000   19.3%    $ 1,036,000  19.5%
                                        ===========   =====    ===========  =====
Depreciation and amortization           $   264,000    4.7%    $   265,000   5.0%
                                        ===========   =====    ===========  =====
Interest                                $   240,000    4.3%    $   371,000   7.0%
                                        ===========   =====    ===========  =====

Results of Operations

Three Months Ended June 30, 1995 and June 30, 1994

    Total operating revenues for the three months ended June 30, 1995 increased by $251,000 or 4.8% over the same period in the prior fiscal year. The increase in operating revenues over the same period in the prior year results primarily from the impact of programs opened in Jasper and Eutaw, Alabama and Steele Canyon, California, and from census increases at the Company's Grand Terrace and Barstow, California campuses, net of decreases in revenues at the Company's San Bernardino, California and Nashville, Tennessee campuses due to census decreases and at the Company's Riverside, California campus due to a change in the mix between special education and regular education students.

    Management fee income under the Company's management contract with Helicon, Incorporated increased from $33,000 for the three months ended June 30, 1994 to $106,000 for the three months ended June 30, 1995. Additional management fee income of $217,000 for the three months ended June 30, 1995 and $167,000 for the three months ended June 30, 1994 was not recognized by the Company due to the inability of Helicon, Incorporated to pay these amounts. Future payments, if any, of these amounts will be recognized by the Company on the cash basis.

    Employee compensation and benefits during the three months ended June 30, 1995 totaled $3,415,000, as compared to $3,078,000 for the three months ended June 30, 1994, an increase of 10.9%. When expressed as a percentage of total revenues, employee compensation and benefits increased from 58.1% for the three months ended June 30, 1994 to 60.7% for the three months ended June 30, 1995. The increase in employee compensation and benefits over the same period in the prior year results primarily from the opening of new programs at Jasper and Eutaw, Alabama and Steele Canyon, California, increased staffing requirements at certain other programs and an increase in corporate personnel costs incurred for operations and business development.

    Purchased services and other expenses for the three months ended
June 30, 1995 totaled $1,086,000, as compared to $1,036,000 for the three months ended June 30, 1994, an increase of 4.8%. When expressed as a percentage of total revenues, purchased services and other expenses decreased from 19.5% for the three months ended June 30, 1994 to 19.3% for the three months ended June 30, 1995. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the opening of new programs at Jasper and Eutaw, Alabama and Steele Canyon, California, net of reductions in legal and auditing expense.

    Depreciation and amortization totaled $264,000 for the three months ended June 30, 1995 as compared to $265,000 for the three months ended June 30, 1994.

    Interest expense decreased from $371,000 for the three months ended June 30, 1994 to $240,000 for the three months ended June 30, 1995, a decrease of $131,000, or 35.3%. The decrease in interest expense is attributed primarily to a reduction in the average balance of debt outstanding and to a decrease in the amortization of deferred loan costs.

    Provision for income tax expense increased from $19,000 for the three months ended June 30, 1994 to $89,000 for the three months ended June 30, 1995, an increase of $70,000. The Company's effective tax rate is significantly less than the statutory tax rate because of the presence, at March 31, 1995, of tax loss carryforwards of $7,030,000. The increase in the Company's effective tax rate over the same period in the prior year results from the presence of annual limitations on the utilization of the net operating loss carryforwards pursuant to Internal Revenue Code Section 382.

Liquidity and Capital Resources

    Cash provided by operating activities decreased from $789,000 for the three months ended June 30, 1994 on net income of $497,000 to $745,000 for the three months ended June 30, 1995 on net income of $507,000. Working capital at June 30, 1995 was $2,086,000, as compared to $1,422,000 at March 31, 1995.

    Cash used by investing activities decreased from $229,000 for the three months ended June 30, 1994 to $46,000 for the three months ended June 30, 1995, due primarily to a reduction in cash outlays for the purchase of property and equipment. Cash used by financing activities increased from $52,000 for the three months ended June 30, 1994 to $78,000 for the three months ended June 30, 1995, primarily due to cash outlays for certain stock issuance and registration costs.

    In September 1994, the Company executed agreements with National Health Investors, Inc. ("NHI"), T. Rowe Price Strategic Partners Fund II, L.P. ("T. Rowe Price") and First American National Bank ("FANB"). Under the terms of these agreements, the Company refinanced all of its existing short-term obligations through five-year term loans from NHI and T. Rowe Price for $6.5 million (at 11.5% per annum) and $1.0 million (at 12% per annum), respectively. The agreement with NHI gives NHI a 25% interest in any increases in the equity of the Company's operations at the Helicon Youth Center in Riverside, California and Grand Terrace School in Grand Terrace, California. Any amounts due NHI under the provisions of the equity participation agreement will not be payable until the repayment of the loan.

At June 30, 1995, the amount due under the equity participation agreement was $-0-. The agreement with NHI also required the Company to provide a debt service reserve equal to six months payments of principal and interest, an amount which totals approximately $460,000. This reserve was established through the execution of an irrevocable letter of credit through FANB. The NHI agreement is secured primarily by a first priority lien on substantially all of the Company's real estate, improvements and equipment. The T. Rowe Price agreement is secured by the same assets but is subordinate to the NHI agreement.

    At the same time, the Company obtained through FANB a $2.5 million one-year revolving line of credit. This line of credit bears interest at prime + 1% (10.0% as of June 30, 1995) and is secured primarily by a first priority lien on the Company's accounts and notes receivable. There were no borrowings outstanding under the line of credit at June 30, 1995. Availability under the line of credit at June 30, 1995 was approximately $2,040,000, as the issuance of the letter of credit of approximately $460,000 in favor of NHI for the debt service reserve referred to above reduced the Company's available credit by a like amount. The Company expects to renew this line of credit in September, 1995.

    The credit agreements with NHI and T. Rowe Price and the FANB line of credit require the Company to comply with certain restrictive covenants with respect to its business and operations and to maintain certain financial ratios that become more stringent over time. The restrictive covenants under these agreements prohibit the Company, without the prior consent of its lenders, from entering into major corporate transactions, such as a merger, tender offer or sale of its assets, incurring additional indebtedness, and, under the FANB line of credit, declaring cash dividends.

    The Company is obligated under no significant commitments. Capital expenditures are expected to be minimal during fiscal 1996, limited to replacement of existing capital assets as necessary. Current obligations, typically due within thirty days or less, are expected to be funded with cash flow from operations and borrowings under the Company's working capital line of credit. Management believes that operations and amounts available under its working capital line of credit will provide sufficient cash flow for the next twelve months and that long-term liquidity requirements will be met from cash flow from operations and outside financing sources.

Inflation

    Inflation has not had a significant impact on the Company's results of operation since inception. Certain of the Company's existing contracts provide for annual price increases based upon changes in the Consumer Price Index.

Impact of Accounting Changes

    There are no pending accounting pronouncements that, when adopted, are expected to have a material effect on the Company's results of operations or its financial position.

Item 6. Exhibits and Reports on Form 8-K:

    (a) The following exhibits are included herein:

        (11)  Statement re:  computation of earnings per share.
        (27)  Financial Data Schedule (SEC use only)

    (b) Reports on Form 8-K:

        There were no reports on Form 8-K for the three months ended June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CHILDREN'S COMPREHENSIVE SERVICES, INC.
                                   ---------------------------------------
                                                (Registrant)


Date:  August 11, 1995             /s/WILLIAM J BALLARD
                                   ---------------------------------------
                                      William J Ballard
                                      Chairman, Chief Executive Officer
                                      and President


Date:  August 11, 1995             /s/DONALD B. WHITFIELD
                                   ---------------------------------------
                                      Donald B. Whitfield
                                      Vice President - Finance

                                 Exhibit Index


Exhibit No.

    11            Computation of Per Share Earnings

    27            Financial Data Schedule (SEC use only)