Form 10-Q
period 1995-09-30
CHILDRENS COMPREHENSIVE SERVICES INC
filed 1995-11-14
CIK 816247

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

(Mark one)                         FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1995

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF l934

      For the transition period from          to
                                    ----------  ----------

                       Commission File Number 0-16162

                   CHILDREN'S COMPREHENSIVE SERVICES, INC.
                   ---------------------------------------

           (Exact name of registrant as specified in its charter)

         Tennessee                                        62-1240866
-------------------------------                     ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

805 South Church Street, Murfreesboro, Tennessee            37130
------------------------------------------------    ----------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (615) 896-3100
                                                    ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X  No
                                       ---    ---

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $ .01 Par Value, outstanding at October 31, 1995 - 10,757,532
---------------------------------------------------------------------------
shares.
-------

                                    INDEX

                   CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                          Page
                                                                         Number
                                                                         ------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

    Consolidated Balance Sheets--September 30, 1995
    (Unaudited) and March 31, 1995. . . . . . . . . . . . . . . . . . . . . . 3

    Consolidated Statements of Operations--
    Three months ended September 30, 1995 and 1994;
    Six months ended September 30, 1995 and 1994. . . . . . . . . . . . . . . 5

    Consolidated Statements of Cash Flows--
    Six months ended September 30, 1995 and 1994. . . . . . . . . . . . . . . 6

    Notes to Consolidated Financial Statements--
    September 30, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

Item 2. Management's Discussion and
    Analysis of Financial Condition and Results
    of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9


PART II. OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .14

Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . .14

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .15


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   CHILDREN'S COMPREHENSIVE SERVICES, INC.

                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                   September 30,    March 31,
                                                        1995          1995
                                                   ------------   -----------
ASSETS

CURRENT ASSETS
     Cash                                           $   700,000   $    69,000
     Accounts receivable, net of allowance
          for doubtful accounts of $124,000 at
          September 30 and $133,000 at March 31       3,214,000     3,432,000
     Prepaid expenses                                   263,000       266,000
     Other current assets                               239,000       134,000
                                                    -----------   -----------
                            TOTAL CURRENT ASSETS      4,416,000     3,901,000

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $4,439,000 at September 30
     and $4,088,000 at March 31                      14,564,000    14,866,000
PROPERTY HELD FOR SALE                                      -0-       165,000
NOTE RECEIVABLE                                         217,000           -0-
NON-COMPETITION AGREEMENTS, net of accumulated
     amortization of $1,875,000 at September 30
     and $1,750,000 at March 31                         125,000       250,000
OTHER ASSETS AND DEFERRED CHARGES, at cost,
     net of accumulated amortization of
     $305,000 at September 30 and $259,000 at
     March 31                                           168,000       267,000
                                                    -----------   -----------
                                    TOTAL ASSETS    $19,490,000   $19,449,000
                                                    ===========   ===========

                   CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                 September 30,    March 31,
                                                     1995           1995
                                                 ------------     ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                             $   393,000   $   658,000
     Current maturities--long term debt:
       Related party                                      -0-        59,000
       Other                                          187,000       177,000
     Accrued employee compensation                    855,000       716,000
     Income taxes payable                             (21,000)       69,000
     Accrued other expenses                           712,000       673,000
     Deferred revenue                                 296,000       127,000
                                                  -----------   -----------
                   TOTAL CURRENT LIABILITIES        2,422,000     2,479,000

LONG TERM DEBT:
       Related party                                      -0-       672,000
       Other                                        6,158,000     6,252,000
DEFERRED TAXES PAYABLE                                125,000       125,000
OTHER LIABILITIES                                     465,000       465,000
                                                  -----------   -----------
                           TOTAL LIABILITIES        9,170,000     9,993,000
SHAREHOLDERS' EQUITY
     Preferred stock, par value $1.00 per
       share--10,000,000 shares authorized                -0-           -0-
     Common stock, par value $ .01 per share
       --20,000,000 shares authorized; issued
       and outstanding 10,756,782 shares at
       September 30 and 10,711,782 shares at
       March 31                                       108,000       107,000
     Additional paid-in capital                    25,371,000    25,317,000
     Accumulated (deficit)                        (15,159,000)  (15,968,000)
                                                  -----------   -----------
                  TOTAL SHAREHOLDERS' EQUITY       10,320,000     9,456,000
                                                  -----------   -----------

                       TOTAL LIABILITIES AND
                        SHAREHOLDERS' EQUITY      $19,490,000   $19,449,000
                                                  ===========   ===========



                See notes to consolidated financial statements.

                   CHILDREN'S COMPREHENSIVE SERVICES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                        Three Months Ended             Six Months Ended
                                            September 30,                September 30,
                                     -------------------------     -------------------------
                                         1995          1994           l995           1994
                                     -----------   -----------     -----------   -----------
Revenues:
  Operating revenues                 $ 5,322,000   $ 4,562,000     $10,840,000   $ 9,829,000
  Management fee income                  248,000        47,000         354,000        80,000
  Other revenue                            1,000        14,000           3,000        15,000
                                     -----------   -----------     -----------   -----------
                    TOTAL REVENUES     5,571,000     4,623,000      11,197,000     9,924,000

Expenses:
  Employee compensation
    and benefits                       3,421,000     2,894,000       6,836,000     5,972,000
  Purchased services and
    other expenses                     1,213,000       889,000       2,299,000     1,925,000
  Depreciation and amortization          257,000       266,000         521,000       531,000
  Interest:
    Banks and other                      208,000       255,000         419,000       519,000
    Related parties                       20,000        40,000          49,000       147,000
  Provision for bad debts                    -0-        27,000             -0-        37,000
  Related party rent                      26,000        26,000          51,000        51,000
                                     -----------   -----------     -----------   -----------
                    TOTAL EXPENSES     5,145,000     4,397,000      10,175,000     9,182,000
                                     -----------   -----------     -----------   -----------
Income before income taxes and
  extraordinary item                     426,000       226,000       1,022,000       742,000
Provision for income taxes                70,000         6,000         159,000        25,000
                                     -----------   -----------     -----------   -----------

Income before extraordinary item         356,000       220,000         863,000       717,000
Extraordinary item:
  Loss on early extinguishment of
    debt, net of income tax benefit
    of $11,000                            54,000           -0-          54,000           -0-
                                     -----------   -----------     -----------   -----------
                        NET INCOME   $   302,000   $   220,000     $   809,000   $   717,000
                                     ===========   ===========     ===========   ===========

Earnings per common share:
  Income before extraordinary item   $       .03   $       .02     $       .08   $       .07
  Extraordinary item                         -0-           -0-            (.01)          -0-
                                     -----------   -----------     -----------   -----------
                        NET INCOME   $       .03   $       .02     $       .07   $       .07
                                     ===========   ===========     ===========   ===========
Earnings per common share--
  assuming full dilution:
  Income before extraordinary item   $       .03   $       .02     $       .08   $       .07
  Extraordinary item                         -0-           -0-            (.01)          -0-
                                     -----------   -----------     -----------   -----------
                        NET INCOME   $       .03   $       .02     $       .07   $       .07
                                     ===========   ===========     ===========   ===========


                See notes to consolidated financial statements.

                   CHILDREN'S COMPREHENSIVE SERVICES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                         Six Months Ended
                                                           September 30,
                                                    --------------------------
                                                        1995           1994
                                                    -----------    -----------
OPERATING ACTIVITIES
  Net income                                        $   809,000    $   717,000
  Adjustments to reconcile net income
     to net cash provided by operating
       activities:
     Depreciation                                       396,000        406,000
     Amortization                                       125,000        125,000
     Amortization of deferred loan costs                 47,000        114,000
     Provision for bad debts                                -0-         37,000
     Loss on early extinguishment of debt                65,000            -0-
     Other                                               20,000        (14,000)
  Changes in operating assets and liabilities:
     Decrease in accounts receivable                    218,000        728,000
     Decrease in prepaid expenses                         3,000         68,000
     (Increase) in other current assets                (105,000)      (198,000)
     (Decrease) in accounts payable                    (265,000)      (473,000)
     Increase (decrease) in accrued employee
       compensation                                     139,000       (329,000)
     Increase (decrease) in accrued expenses             39,000       (307,000)
     Increase (decrease) in deferred revenue            113,000        (96,000)
     Increase (decrease) in income taxes payable        (90,000)        24,000
                                                    -----------    -----------
                             NET CASH PROVIDED BY
                             OPERATING ACTIVITIES     1,514,000        802,000
                                                    -----------    -----------
INVESTING ACTIVITIES
  Purchase of property and equipment                   (131,000)      (242,000)
  Proceeds from sale of property and equipment           36,000         14,000
  (Increase) in other assets                            (12,000)      (215,000)
                                                    -----------    -----------
                               NET CASH (USED) BY
                             INVESTING ACTIVITIES   $  (107,000)   $  (443,000)
                                                    -----------    -----------

                   CHILDREN'S COMPREHENSIVE SERVICES, INC.

        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)



                                                       Six Months Ended
                                                         September 30,
                                                 ----------------------------
                                                     1995            1994
                                                 -----------      -----------
FINANCING ACTIVITIES
  Proceeds from revolving lines of credit
     and long-term borrowings                    $ 1,855,000      $10,942,000
  Principal payments on revolving lines of
     credit, long-term borrowings and
     capital lease obligations                    (1,939,000)     (10,548,000)
  Principal payments on notes payable and
     long-term borrowings--related parties          (731,000)        (928,000)
  Principal payments on mortgage notes
     payable                                             -0-       (1,300,000)
  Proceeds from issuance of Common Stock              62,000        1,848,000
  Stock issuance/registration costs                  (23,000)             -0-
                                                 -----------      -----------
                    NET CASH PROVIDED (USED) BY
                           FINANCING ACTIVITIES     (776,000)          14,000
                                                 -----------      -----------
INCREASE IN CASH AND CASH
  EQUIVALENTS                                        631,000          373,000
  Cash and cash equivalents at
     beginning of period                              69,000          178,000
                                                 -----------      -----------
                      CASH AND CASH EQUIVALENTS
                               AT END OF PERIOD  $   700,000      $   551,000
                                                 ===========      ===========
SUPPLEMENTAL INFORMATION
  Income taxes paid                              $   239,000      $       -0-
  Interest paid                                      432,000          599,000





                See notes to consolidated financial statements.

                   CHILDREN'S COMPREHENSIVE SERVICES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              September 30, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made in the consolidated financial statements for the three and six month periods ended September 30, 1994, to conform to the presentation of the financial statements for the three and six month periods ended September 30, 1995. Operating results for the three and six month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended March 31, 1995.

NOTE B -- EARNINGS PER COMMON SHARE

Net income per share has been computed on the basis of the weighted average number of shares outstanding and common stock equivalents, consisting of dilutive stock options and warrants.

NOTE C -- PROPERTY HELD FOR SALE

Property held for sale at March 31, 1995 consisted of the estimated net realizable value of an idle residential treatment center owned by the Company in Ramona, California. On September 29, 1995, the Company sold this property for $255,000, receiving a cash down payment of $38,000 and a note receivable of $217,000. The note receivable bears interest at 7% per annum, and is due September 29, 1998. The Company realized a gain of $67,000 on the sale of this property. Of this amount, $10,000 was recognized as income during the period ended September 30, 1995. The balance, $57,000, will be recognized as income upon collection of the underlying note receivable.

NOTE D -- CONTINGENCIES

On October 27, 1995, a civil action was filed in the Circuit Court of Colbert County, Alabama against the Company and certain of the Company's employees in connection with the circumstances surrounding the alleged wrongful death of a juvenile enrolled at the Company's wilderness program in Jasper, Alabama. The complaint, among other things, alleges negligence and civil rights violations on the part of the Company and seeks an unspecified amount of damages. The Company intends to file a petition to remove the action from the Circuit Court of Colbert County to the United States District Court for the Northern District of Alabama, Northwestern Division. While management believes the allegations are without merit and intends to defend the litigation vigorously, management is unable at this time to estimate the effect of any settlement or adverse judgment on the results of operations or financial condition of the Company.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following table sets forth, for the periods indicated, operating revenues from youth services and the amounts and percentage of certain items relative to total revenues:


                                         Three Months Ended                           Six Months Ended
                                           September 30,                                September 30,
                               ----------------------------------------   -----------------------------------------
                                     1995                 1994                  1995                   1994
                               ------------------   -------------------   -------------------   -------------------
Operating revenues             $5,322,000   95.5%   $ 4,562,000   98.7%   $10,840,000   96.8%   $ 9,829,000   99.0%
                               ==========   ====    ===========   ====    ===========   ====    ===========   ====
Management fee income          $  248,000    4.5%   $    47,000    1.0%   $   354,000    3.2%   $    80,000     .8%
                               ==========   ====    ===========   ====    ===========   ====    ===========   ====
Employee compensation and
  benefits                     $3,421,000   61.4%   $ 2,894,000   62.6%   $ 6,836,000   61.1%   $ 5,972,000   60.2%
                               ==========   ====    ===========   ====    ===========   ====    ===========   ====
Purchased services and
  other expenses               $1,213,000   21.8%   $   889,000   19.2%   $ 2,299,000   20.5%   $ 1,925,000   19.4%
                               ==========   ====    ===========   ====    ===========   ====    ===========   ====
Depreciation and amortization  $  257,000    4.6%   $   266,000    5.8%   $   521,000    4.7%   $   531,000    5.4%
                               ==========   ====    ===========   ====    ===========   ====    ===========   ====
Interest                       $  228,000    4.1%   $   295,000    6.4%   $   468,000    4.2%   $   666,000    6.7%
                               ==========   ====    ===========   ====    ===========   ====    ===========   ====


      Results of Operations

      Three Months Ended September 30, 1995 and September 30, 1994

           Total operating revenues for the three months ended September 30, 1995 increased by $760,000 or 16.6% over the same period in the prior fiscal year. The increase in operating revenues results primarily from the impact of programs opened in Jasper and Eutaw, Alabama, Jacksonville, Florida and Steele Canyon, California, and from census increases at the Company's Chula Vista and Ramona, California campuses.

           Management fee income under the Company's management contract with Helicon, Incorporated increased from $47,000 for the three months ended September 30, 1994 to $248,000 for the three months ended September 30, 1995. Additional management fee income of $69,000 and $254,000 for the three months ended September 30, 1995 and 1994, respectively, was not recognized by the Company due to the inability of Helicon Incorporated to pay these amounts. Future payments, if any, of these amounts will be recognized by the Company on the cash basis.

           Employee compensation and benefits during the three months ended September 30, 1995 totaled $3,421,000, as compared to $2,894,000 for the three months ended September 30, 1994, an increase of 18.2%. When expressed as a percentage of total revenues, employee compensation and benefits decreased from 62.6% for the three months ended September 30, 1994 to 61.4% for the three months ended September 30, 1995. The increase in employee compensation and benefits over the same period in the prior year results primarily from the opening of new programs at Jasper and Eutaw, Alabama, Jacksonville, Florida and Steele Canyon, California, increased staffing requirements at certain other programs and an increase in corporate personnel costs, principally incurred for operations and business development.

     Purchased services and other expenses for the three months ended
September 30, 1995 totaled $1,213,000, as compared to $992,000 for the three months ended September 30, 1994, an increase of 22.3%. When expressed as a percentage of total revenues, purchased services and other expenses increased from 19.2% for the three months ended September 30, 1994 to 21.8% for the three months ended September 30, 1995. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the opening of new programs at Jasper and Eutaw, Alabama, Jacksonville, Florida and Steele Canyon, California, and increases in marketing and consulting fees and audit, investor relations and legal expenses.

     Depreciation and amortization decreased from $266,000 for the three months ended September 30, 1994 to $257,000 for the three months ended September 30, 1995, a decrease of 3.4%.

     Interest expense decreased from $295,000 for the three months ended September 30, 1994 to $228,000 for the three months ended September 30, 1995, a decrease of 22.7%. The decrease in interest expense over the same period in the prior year is attributed principally to a reduction in the average balance of debt outstanding and to a decrease in the amortization of deferred loan costs.

     Provision for income tax expense increased from $6,000 for the three months ended September 30, 1994 to $70,000 for the three months ended September 30, 1995, an increase of $64,000. The Company's effective tax rate is significantly less than the statutory tax rate because of the presence, at March 31, 1995, of tax loss carryforwards of $7,030,000. The increase in the Company's effective tax rate over the same period in the prior year results from the presence of annual limitations on the utilization of the net operating loss carryforwards pursuant to Internal Revenue Code Section 382.

     The loss on the early extinguishment of debt of $65,000, before the related income tax benefit of $11,000, resulted from the writeoff of deferred loan costs associated with the Company's term loan with T. Rowe Price Strategic Partners Fund II, L.P. (T. Rowe Price). This writeoff was required due to the Company's retirement of the remaining principal balance of $708,000 outstanding under the Company's loan with T. Rowe Price.

Six Months Ended September 30, 1995 and September 30, 1994

     Total operating revenues for the six months ended September 30, 1995 increased by $1,011,000 or 10.3% over the same period in the prior fiscal year. The increase in operating revenues results primarily from the impact of programs opened in Jasper and Eutaw, Alabama, Jacksonville, Florida and Steele Canyon, California, and from census increases at the Company's Chula Vista, Ramona and Grand Terrace, California campuses, net of decreases at the Company's San Bernardino, California campus due to a census decrease and at the Company's Riverside, California campus due to a change in the mix between special education and regular education students.

     Management fee income under the Company's management contract with Helicon, Incorporated increased from $80,000 for the six months ended September 30, 1994 to $354,000 for the six months ended September 30, 1995, an increase of $274,000. Additional management fee income of $286,000 and $421,000 for the six months ended September 30, 1995 and 1994, respectively, was not recognized by the Company due to the inability of Helicon, Incorporated to pay these amounts. Future payments, if any, of these amounts will be recognized by the Company on the cash basis.

     Employee compensation and benefits during the six months ended September 30, 1995 totaled $6,836,000, as compared to $5,972,000 for the six months ended September 30, 1994, an increase of 14.5%. When expressed as a percentage of total revenues, employee compensation and benefits increased from 60.2% for the six months ended September 30, 1994 to 61.1% for the six months ended September 30, 1995. The increase in employee compensation and benefits over the same period in the prior year results primarily from the opening of new programs at Jasper and Eutaw, Alabama, Jacksonville, Florida and Steele Canyon, California, increased staffing requirements at certain other programs and an increase in corporate personnel costs, primarily incurred for operations and business development.

     Purchased services and other expenses for the six months ended
September 30, 1995 totaled $2,299,000, as compared to $1,925,000 for the six months ended September 30, 1994, an increase of 19.4%. When expressed as a percentage of total revenues, purchased services and other expenses increased from 19.4% for the six months ended September 30, 1994 to 20.5% for the six months ended September 30, 1995. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the opening of new programs at Jasper and Eutaw, Alabama, Jacksonville, Florida and Steele Canyon, California, and increases in marketing and consulting fees, and investor relations and legal expenses, net of a reduction in audit expense.

     Depreciation and amortization decreased from $531,000 for the six months ended September 30, 1994 to $521,000 for the six months ended September 30, 1995, a decrease of 1.9%.

     Interest expense decreased from $666,000 for the six months ended September 30, 1994 to $468,000 for the six months ended September 30, 1995, a decrease of 29.7%. The decrease in interest expense is attributed principally to a reduction in the average balance of debt outstanding and to a decrease in the amortization of deferred loan costs.

     Provision for income tax expense increased from $25,000 for the six months ended September 30, 1994 to $159,000 for the six months ended September 30, 1995, an increase of $134,000. The Company's effective tax rate is significantly less than the statutory tax rate because of the presence, at March 31, 1995, of tax loss carryforwards of $7,030,000. The increase in the Company's effective tax rate over the same period in the prior year results from the presence of annual limitations on the utilization of the net operating loss carryforwards pursuant to Internal Revenue Code Section 382.

     The loss on the early extinguishment of debt of $65,000 before the related income tax benefit of $11,000 resulted from the writeoff of deferred loan costs associated with the Company's term loan with T. Rowe Price. This writeoff was required due to the Company's retirement of the remaining principal balance of $708,000 outstanding under the Company's loan with T. Rowe Price.

Liquidity and Capital Resources

     Cash provided by operating activities increased from $802,000 for the six months ended September 30, 1994 on net income of $717,000 to $1,514,000 for the six months ended September 30, 1995 on net income of $809,000. Working capital at September 30, 1995 was $1,994,000, as compared to $1,422,000 at March 31, 1995.

     Cash used by investing activities decreased from $443,000 for the six months ended September 30, 1994 to $107,000 for the six months ended September 30, 1995, due primarily to a reduction in cash outlays for the purchase of property and equipment and for the incurrence of deferred loan fees. Cash used by financing activities was $776,000 for the six months ended September 30, 1995, as compared to cash provided of $14,000 for the six months ended September 30, 1994, due primarily to a reduction in the proceeds from the issuance of Common Stock.

     In September 1994, the Company executed agreements with National Health Investors, Inc. ("NHI"), T. Rowe Price and First American National Bank ("FANB"). Under the terms of these agreements, the Company refinanced all of its existing short-term obligations through five-year term loans from NHI and
T. Rowe Price for $6.5 million (at 11.5% per annum) and $1.0 million (at 12% per annum), respectively. During the period ended September 30, 1995, the Company made unscheduled principal payments of approximately $708,000 towards the T. Rowe Price term loan, resulting in the retirement of the remaining obligation under that loan. The Company wrote off deferred loan costs of approximately $65,000 in connection with the early retirement of the T. Rowe Price loan.

     The agreement with NHI gives NHI a 25% interest in any increases in the equity of the Company's operations at the Helicon Youth Center in Riverside, California and Grand Terrace School in Grand Terrace, California. Any amounts due NHI under the provisions of the equity participation agreement will not be payable until the repayment of the loan. At September 30, 1995, the amount due under the equity participation agreement was $-0-.

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

     The Company also obtained through FANB a $2.5 million one-year revolving line of credit in September 1994. This line of credit, which was renewed in September 1995 for a term of one year, bears interest at prime + 3/4% (9.5% as of September 30, 1995) and is secured primarily by a first priority lien on the Company's accounts and notes receivable. There were no borrowings outstanding under the line of credit at September 30, 1995. Availability under the line of credit at September 30, 1995 was approximately $2,040,000, as the issuance of the letter of credit of approximately $460,000 in favor of NHI for the debt service reserve referred to above reduced the Company's available credit by a like amount.

     The credit agreement with NHI and the FANB line of credit require the Company to comply with certain restrictive covenants with respect to its business and operations and to maintain certain financial ratios that become more stringent over time. The restrictive covenants under these agreements prohibit the Company, without the prior consent of its lenders, from entering into major corporate transactions, such as a merger, tender offer or sale of its assets, incurring additional indebtedness, and, under the FANB line of credit, declaring cash dividends.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          On October 27, 1995, a civil action was filed in the Circuit Court of Colbert County, Alabama, against the Company and certain of the Company's employees in connection with the circumstances surrounding the alleged wrongful death of a juvenile enrolled at the Company's wilderness program in Jasper, Alabama (the "Program"). The Company's preliminary investigation indicates that the juvenile had physical impairments prior to his enrollment in the Program, which may have contributed to his death. The complaint, among other things, alleges negligence and civil rights violations on the part of the Company and certain of its employees, and seeks an unspecified amount of damages. The Company intends to file a petition to remove the action from the Circuit Court of Colbert County to the United States District Court for the Northern District of Alabama, Northwestern Division. While management believes the allegations are without merit and intends to defend the litigation vigorously, management is unable at this time to estimate the effect of any settlement or adverse judgment on the results of operations and/or financial condition of the Company. The Company has, therefore, made no accrual for any such settlement, adverse judgment, or costs of adjudication.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Company's Annual Meeting of Shareholders was held on August 16, 1995.
          (b)     Election of Directors:

                             Affirmative      Negative
                                Votes           Votes         Abstentions
                              ---------       --------        -----------
William J Ballard             9,405,572           -0-           18,910
Amy S. Harrison               9,397,082         1,200           26,200
Martha A. Petrey, Ph.D.       9,397,172           700           26,610
Thomas B. Clark               9,404,082           -0-           20,400
Joseph A. Fernandez, Ed.D.    9,402,582         2,000           19,900
David L. Warnock              9,398,172           -0-           26,310

                  There were no broker non-votes.

          (c)     Other matters voted upon:
                  (1) Amendment of the 1989 Stock Option Plan for Non-Employee Directors to increase the annual stock option grant made to non-employee directors from 5,000 shares to 7,500 shares and to comply with new rules relating to qualified formula plans adopted by the Securities and Exchange Commission.

                       Affirmative Votes:                     9,180,516
                       Negative Votes:                          214,055
                       Abstentions:                              29,911
                       Broker non-votes:                            -0-

                  (2) Ratification of the selection of Ernst & Young as the Company's independent auditors for the 1996 fiscal year.

                       Affirmative Votes:                     9,397,572
                       Negative Votes:                           13,100
                       Abstentions:                              13,810
                       Broker non-votes:                            -0-

Item 6.   Exhibits and Reports on Form 8-K

          (a)     The following exhibits are included herein:
                  (11)  Statement re:  computation of earnings per share.
                  (27)  Financial Data Schedule (for SEC use only)

          (b)     Reports on Form 8-K:

          There were no reports on Form 8-K for the three months ended September 30, 1995.

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


                                   CHILDREN'S COMPREHENSIVE SERVICES, INC.
                                   ---------------------------------------
                                   (Registrant)


Date:  November 13, 1995           /s/WILLIAM J BALLARD
                                   ---------------------------------------
                                      William J Ballard
                                      Chairman, Chief Executive Officer and
                                      President (Principal Executive
                                      Officer)


Date:  November 13, 1995           /s/DONALD B. WHITFIELD
                                   ---------------------------------------
                                      Donald B. Whitfield
                                      Vice President of Finance, Secretary
                                      and Treasurer (Principal Financial
                                      and Accounting Officer)

                                Exhibit Index

Exhibit No.                                                           Page
-----------                                                           ----
     11        Computation of Per Share Earnings                       18

     27        Financial Data Schedule (for SEC use only)
