Form 10-Q
period 1995-12-31
CHILDRENS COMPREHENSIVE SERVICES INC
filed 1996-02-12
CIK 816247

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark one)                         FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1995

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

                                   Yes  X  No
                                      -----  -----

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $ .01 Par Value, outstanding at February 9, 1996 - 10,757,532
---------------------------------------------------------------------------
shares.
-------




                        Index to Exhibits is on Page 16

                                     INDEX

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                            Page
                                                                           Number
                                                                           ------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

    Consolidated Balance Sheets--December 31, 1995
    and March 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

    Consolidated Statements of Operations--
    Three months ended December 31, 1995 and 1994;
    Nine months ended December 31, 1995 and 1994. . . . . . . . . . . . . . . 5

    Consolidated Statements of Cash Flows--
    Nine months ended December 31, 1995 and 1994. . . . . . . . . . . . . . . 6

    Notes to Consolidated Financial Statements--
    December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

Item 2. Management's Discussion and
    Analysis of Financial Condition and Results
    of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9


PART II. OTHER INFORMATION

Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .14

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .14



SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                   December 31,     March 31,
                                                       1995           1995
                                                   ------------     ---------
ASSETS

CURRENT ASSETS
   Cash                                            $  1,496,000   $    69,000
   Accounts receivable, net of allowance
       for doubtful accounts of $153,000 at
       December 31 and $133,000 at March 31           3,367,000     3,432,000
   Prepaid expenses                                     176,000       266,000
   Other current assets                                 254,000       134,000
                                                   ------------   -----------
                          TOTAL CURRENT ASSETS        5,293,000     3,901,000

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $4,614,000 at December 31
   and $4,088,000 at March 31                        14,452,000    14,866,000
PROPERTY HELD FOR SALE                                      -0-       165,000
NOTE RECEIVABLE                                         217,000           -0-
NON-COMPETITION AGREEMENTS, net of accumulated
   amortization of $1,937,000 at December 31
   and $1,750,000 at March 31                            63,000       250,000
OTHER ASSETS AND DEFERRED CHARGES, at cost,
   net of accumulated amortization of
   $319,000 at December 31 and $259,000
   at March 31                                          161,000       267,000
                                                   ------------   -----------
                                  TOTAL ASSETS     $ 20,186,000   $19,449,000
                                                   ============   ===========

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                   December 31,      March 31,
                                                       1995            1995
                                                   ------------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $   287,000     $   658,000
   Current maturities--long term debt:
     Related party                                          -0-          59,000
     Other                                              193,000         177,000
   Accrued employee compensation                      1,001,000         716,000
   Income taxes payable                                 112,000          69,000
   Accrued other expenses                               665,000         673,000
   Deferred revenue                                     342,000         127,000
                                                    -----------     -----------
                       TOTAL CURRENT LIABILITIES      2,600,000       2,479,000

LONG TERM DEBT:
   Related party                                            -0-         672,000
   Other                                              6,107,000       6,252,000
DEFERRED TAXES PAYABLE                                  125,000         125,000
OTHER LIABILITIES                                       365,000         465,000
                                                    -----------     -----------
                               TOTAL LIABILITIES      9,197,000       9,993,000
                                                    -----------     -----------
STOCKHOLDERS' EQUITY
   Preferred stock, par value $1.00 per
     share--10,000,000 shares authorized                    -0-             -0-
   Common stock, par value $ .01 per share --
     20,000,000 shares authorized; issued and
     outstanding 10,757,532 shares at December 31
     and 10,711,782 shares at March 31                  108,000         107,000
   Additional paid-in capital                        25,372,000      25,317,000
   Accumulated (deficit)                            (14,491,000)    (15,968,000)
                                                    -----------     -----------
                      TOTAL STOCKHOLDERS' EQUITY     10,989,000       9,456,000
                                                    -----------     -----------
                           TOTAL LIABILITIES AND
                            STOCKHOLDERS' EQUITY    $20,186,000     $19,449,000
                                                    ===========     ===========






                See notes to consolidated financial statements.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                        Three Months Ended            Nine Months Ended
                                            December 31,                 December 31,
                                     -------------------------     -------------------------
                                         1995          1994           l995           1994
                                     -----------   -----------     -----------   -----------
Revenues:
  Operating revenues                 $ 5,831,000   $ 4,960,000     $16,671,000   $14,789,000
  Management fee income                  373,000       116,000         727,000       196,000
  Other revenue                           10,000       151,000          13,000       166,000
                                     -----------   -----------     -----------   -----------
                    TOTAL REVENUES     6,214,000     5,227,000      17,411,000    15,151,000

Expenses:
  Employee compensation
    and benefits                       3,738,000     3,179,000      10,574,000     9,151,000
  Purchased services and
    other expenses                     1,166,000       900,000       3,465,000     2,825,000
  Depreciation and amortization          253,000       273,000         774,000       804,000
  Interest:
    Banks and other                      202,000       234,000         621,000       753,000
    Related parties                          -0-        38,000          49,000       185,000
  Provision for bad debts                 29,000        31,000          29,000        68,000
  Related party rent                      25,000        25,000          76,000        76,000
                                     -----------   -----------     -----------   -----------
                    TOTAL EXPENSES     5,413,000     4,680,000      15,588,000    13,862,000
                                     -----------   -----------     -----------   -----------
Income before income taxes and
  extraordinary item                     801,000       547,000       1,823,000     1,289,000
Provision for income taxes               133,000        19,000         292,000        44,000
                                     -----------   -----------     -----------   -----------
Income before extraordinary item         668,000       528,000       1,531,000     1,245,000
Extraordinary item:
  Loss on early extinguishment of
    debt, net of income tax benefit
    of $11,000                               -0-           -0-          54,000           -0-
                                     -----------   -----------     -----------   -----------
                        NET INCOME   $   668,000   $   528,000     $ 1,477,000   $ 1,245,000
                                     ===========   ===========     ===========   ===========
Earnings per common share:
  Income before extraordinary item   $       .06   $       .05     $       .14   $       .12
  Extraordinary item                         -0-           -0-            (.01)          -0-
                                     -----------   -----------     -----------   -----------
                        NET INCOME   $       .06   $       .05     $       .13   $       .12
                                     ===========   ===========     ===========   ===========
Earnings per common share--
  assuming full dilution:
  Income before extraordinary item   $       .06   $       .05     $       .14   $       .11
  Extraordinary item                         -0-           -0-            (.01)          -0-
                                     -----------   -----------     -----------   -----------
                        NET INCOME   $       .06   $       .05     $       .13   $       .11
                                     ===========   ===========     ===========   ===========



                See notes to consolidated financial statements.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                        Nine Months Ended
                                                           December 31,
                                                    --------------------------
                                                        1995           1994
                                                    -----------    -----------
OPERATING ACTIVITIES
  Net income                                        $ 1,477,000    $ 1,245,000
  Adjustments to reconcile net income
     to net cash provided by operating
       activities:
     Depreciation                                       587,000        615,000
     Amortization                                       187,000        189,000
     Amortization of deferred loan costs                 60,000        139,000
     Provision for bad debts                             29,000            -0-
     Loss on early extinguishment of debt                65,000            -0-
     Other                                               19,000        (16,000)
  Changes in operating assets and liabilities:
     Decrease in accounts receivable                     36,000        333,000
     Decrease in prepaid expenses                        90,000         96,000
     (Increase) in other current assets                (120,000)      (383,000)
     (Decrease) in accounts payable                    (371,000)      (235,000)
     Increase (decrease) in accrued employee
       compensation                                     285,000       (274,000)
     (Decrease) in accrued expenses                      (8,000)      (369,000)
     Increase in deferred revenue                       159,000         25,000
     Increase in income taxes payable                    43,000         43,000
     Decrease in other liabilities                     (100,000)      (100,000)
                                                    -----------    -----------
                             NET CASH PROVIDED BY
                             OPERATING ACTIVITIES     2,438,000      1,308,000
                                                    -----------    -----------
INVESTING ACTIVITIES
  Purchase of property and equipment                   (209,000)      (311,000)
  Proceeds from sale of property and equipment           37,000         15,000
  (Increase) in other assets                            (19,000)      (233,000)
                                                    -----------    -----------
                               NET CASH (USED) BY
                             INVESTING ACTIVITIES   $  (191,000)   $  (529,000)
                                                    -----------    -----------

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                      Nine Months Ended
                                                          December 31,
                                                 ----------------------------
                                                     1995            1994
                                                 -----------      -----------
FINANCING ACTIVITIES
  Proceeds from revolving lines of credit
     and long-term borrowings                    $ 3,436,000      $12,465,000
  Principal payments on revolving lines of
     credit, long-term borrowings and
     capital lease obligations                    (3,565,000)     (12,716,000)
  Principal payments on notes payable
     and long-term borrowings--related parties      (731,000)        (928,000)
  Principal payments on mortgage notes
     payable                                             -0-       (1,300,000)
  Proceeds from issuance of Common Stock              63,000        1,858,000
  Stock issuance/registration costs                  (23,000)             -0-
                                                 -----------      -----------
                             NET CASH (USED) BY
                           FINANCING ACTIVITIES     (820,000)        (621,000)
                                                 -----------      -----------
INCREASE IN CASH AND CASH
  EQUIVALENTS                                      1,427,000          158,000
  Cash and cash equivalents at
     beginning of period                              69,000          178,000
                                                 -----------      -----------
                      CASH AND CASH EQUIVALENTS
                               AT END OF PERIOD  $ 1,496,000      $   336,000
                                                 ===========      ===========
SUPPLEMENTAL INFORMATION
  Income taxes paid                              $   239,000      $       -0-
  Interest paid                                      622,000          784,000





                See notes to consolidated financial statements.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               December 31, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended March 31, 1995.

NOTE B -- EARNINGS PER COMMON SHARE

Net income per share has been computed on the basis of the weighted average number of shares outstanding and common stock equivalents, consisting of dilutive stock options and warrants.

NOTE C -- CONTINGENCIES

On October 27, 1995, a civil action was filed in the Circuit Court of Colbert County, Alabama against the Company and certain of the Company's employees in connection with the circumstances surrounding the alleged wrongful death of a juvenile enrolled at the Company's wilderness program in Jasper, Alabama. The complaint, among other things, alleges negligence and civil rights violations on the part of the Company and seeks an unspecified amount of damages. The action has been removed from the Circuit Court of Colbert County to the United States District Court for the Northern District of Alabama, Northwestern Division. While management believes the allegations are without merit and intends to defend the litigation vigorously, management is unable at this time to estimate the effect of any settlement or adverse judgment on the results of operations or financial condition of the Company.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, operating revenues from youth services and the amounts and percentage of certain items relative to total revenues:



                                         Three Months Ended                          Nine Months Ended
                                           December 31,                                 December 31,
                              -----------------------------------------   ------------------------------------------
                                     1995                 1994                  1995                   1994
                              -------------------   -------------------   -------------------   --------------------
Operating revenues            $ 5,831,000   93.8%   $ 4,960,000   94.9%   $16,671,000   95.7%   $14,789,000   97.6%
Management fee income             373,000    6.0        116,000    2.2        727,000    4.2        196,000    1.3
Other revenues                     10,000    0.2        151,000    2.9         13,000    0.1        166,000    1.1
                              -----------  -----    -----------  -----    -----------  -----    -----------  -----
Total revenues                $ 6,214,000  100.0%   $ 5,227,000  100.0%   $17,411,000  100.0%   $15,151,000  100.0%
                              ===========  =====    ===========  =====    ===========  =====    ===========  =====
Employee compensation and
  benefits                    $ 3,738,000   60.2%   $ 3,179,000   60.8%   $10,574,000   60.7%   $ 9,151,000   60.4%
                              ===========  =====    ===========  =====    ===========  =====    ===========  =====
Purchased services and
  other expenses              $ 1,166,000   18.8%   $   900,000   17.2%   $ 3,465,000   19.9%   $ 2,825,000   18.6%
                              ===========  =====    ===========  =====    ===========  =====    ===========  =====
Depreciation and amortization $   253,000    4.1%   $   273,000    5.2%   $   774,000    4.4%   $   804,000    5.3%
                              ===========  =====    ===========  =====    ===========  =====    ===========  =====
Interest - banks and other    $   202,000    3.3%   $   272,000    5.2%   $   670,000    3.8%   $   938,000    6.2%
                              ===========  =====    ===========  =====    ===========  =====    ===========  =====


      Results of Operations

      Three Months Ended December 31, 1995 and December 31, 1994

      Total operating revenues for the three months ended December 31, 1995 increased by $871,000 or 17.6% over the same period in the prior fiscal year. The increase in operating revenues results primarily from the impact of programs opened in Eutaw, Alabama, Jacksonville, Florida and Steele Canyon, California, and from census increases at the Company's Chula Vista, California campus.

      Management fee income under the Company's management contract with Helicon, Inc. for the three months ended December 31, 1995 totaled $373,000, as compared to $116,000 for the three months ended December 31, 1994. Additional management fee income of $160,000 for the three months ended December 31, 1994 was not recognized by the Company due to the inability of Helicon, Inc. to pay these amounts. Future payments, if any, of these amounts will be recognized by the Company as income on the cash basis.

      Other revenue during the three months ended December 31, 1995 totaled $10,000, as compared to $151,000 for the three months ended December 31, 1994. Other revenue for the three months ended December 31, 1994 consisted primarily of $150,000 received by the Company pursuant to a settlement of certain workers compensation litigation.

    Employee compensation and benefits for the three months ended December 31, 1995 totaled $3,738,000, as compared to $3,179,000 for the three months ended December 31, 1994, an increase of 17.6%. When expressed as a percentage of total revenues, employee compensation and benefits decreased from 60.8% for the three months ended December 31, 1994 to 60.2% for the three months ended December 31, 1995. The increase in employee compensation and benefits over the same period in the prior year results primarily from the opening of new programs at Eutaw, Alabama, Jacksonville, Florida and Steele Canyon, California, increased staffing requirements at certain other programs and an increase in corporate personnel costs, principally incurred for operations and business development.

    Purchased services and other expenses for the three months ended December 31, 1995 totaled $1,166,000, as compared to $900,000 for the three months ended December 31, 1994, an increase of 29.6%. When expressed as a percentage of total revenues, purchased services and other expenses increased from 17.2% for the three months ended December 31, 1994 to 18.8% for the three months ended December 31, 1995. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the opening of new programs at Eutaw, Alabama, Jacksonville, Florida and Steele Canyon, California, program expansion at the Company's Chula Vista, California campus, and increases in consulting and marketing expenses, net of a reduction in audit expense.

    Depreciation and amortization decreased from $273,000 for the three months ended December 31, 1994 to $253,000 for the three months ended December 31, 1995, a decrease of 7.3%.

    Interest expense decreased from $272,000 for the three months ended December 31, 1994 to $202,000 for the three months ended December 31, 1995, a decrease of 25.7%. The decrease in interest expense over the same period in the prior year is attributed primarily to a reduction in the average balance of debt outstanding and to a decrease in the amortization of deferred loan costs.

    Provision for income tax expense increased from $19,000 for the three months ended December 31, 1994 to $133,000 for the three months ended December 31, 1995. The Company's effective tax rate is significantly less than the statutory tax rate because of the presence, at March 31, 1995, of tax loss carryforwards of $7,030,000. The increase in the Company's effective tax rate over the same period in the prior year results from the presence of annual limitations on the utilization of the net operating loss carryforwards pursuant to Internal Revenue Code Section 382.

Nine Months Ended December 31, 1995 and December 31, 1994

    Total operating revenues for the nine months ended December 31, 1995 increased by $1,882,000 or 12.7% over the same period in the prior fiscal year. The increase in operating revenues results primarily from the impact of programs opened in Jasper and Eutaw, Alabama, Jacksonville, Florida and Steele Canyon, California, and from census increases at the Company's Chula Vista and Ramona, California and New Orleans, Louisiana campuses, net of a decrease at the Company's San Bernardino, California campus due to a decrease in census.

    Management fee income under the Company's management contract with Helicon, Inc. for the nine months ended December 31, 1995 totaled $727,000, as compared to $196,000 for the nine months ended December 31, 1994. Additional management fee income of $217,000 for the nine months ended December 31, 1995 and $581,000 for the nine months ended December 31, 1994 was not recognized by the Company due to the inability of Helicon, Inc. to pay these amounts. Future payments, if any, of these amounts will be recognized by the Company as income on the cash basis.

    Other revenue during the nine months ended December 31, 1995 totaled $13,000, as compared to $166,000 for the nine months ended December 31, 1994. Other revenue for the nine months ended December 31, 1994 consisted primarily of $150,000 received by the Company pursuant to a settlement of certain workers compensation litigation.

    Employee compensation and benefits for the nine months ended December 31, 1995 totaled $10,574,000, as compared to $9,151,000 for the nine months ended December 31, 1994, an increase of 15.6%. When expressed as a percentage of total revenues, employee compensation and benefits increased from 60.4% for the nine months ended December 31, 1994 to 60.7% for the nine months ended December 31, 1995. The increase in employee compensation and benefits over the same period in the prior year results primarily from the opening of new programs at Jasper and Eutaw, Alabama, Jacksonville, Florida and Steele Canyon, California, increased staffing requirements at certain other programs and an increase in corporate personnel costs, primarily incurred for operations and business development.

    Purchased services and other expenses for the nine months ended December 31, 1995 totaled $3,465,000, as compared to $2,825,000 for the nine months ended December 31, 1994, an increase of 22.7%. When expressed as a percentage of total revenues, purchased services and other expenses increased from 18.6% for the nine months ended December 31, 1994 to 19.9% for the nine months ended December 31, 1995. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the opening of new programs at Jasper and Eutaw, Alabama, Jacksonville, Florida and Steele Canyon, California, program expansion at the Company's Chula Vista, California campus, and increases in consulting, marketing, and legal expense, net of a reduction in audit expense.

    Depreciation and amortization decreased from $804,000 for the nine months ended December 31, 1994 to $774,000 for the nine months ended December 31, 1995, a decrease of 3.7%.

    Interest expense decreased from $938,000 for the nine months ended December 31, 1994 to $670,000 for the nine months ended December 31, 1995, a decrease of 28.6%. The decrease in interest expense over the same period in the prior year is attributed primarily to a reduction in the average balance of debt outstanding and to a decrease in the amortization of deferred loan costs.

    Provision for income tax expense increased from $44,000 for the nine months ended December 31, 1994 to $292,000 for the nine months ended December 31, 1995. The Company's effective tax rate is significantly less than the statutory tax rate because of the presence, at March 31, 1995, of tax loss carryforwards of $7,030,000. The increase in the Company's effective tax rate over the same period in the prior year results from the presence of annual limitations on the utilization of the net operating loss carryforwards pursuant to Internal Revenue Code Section 382.

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

Liquidity and Capital Resources

    Cash provided by operating activities increased from $1,308,000 for the nine months ended December 31, 1994 on net income of $1,245,000 to $2,438,000 for the nine months ended December 31, 1995 on net income of $1,477,000. Working capital at December 31, 1995 was $2,693,000, as compared to $1,422,000 at March 31, 1995.

     Cash used by investing activities decreased from $529,000 for the nine months ended December 31, 1994 to $191,000 for the nine months ended December 31, 1995, due primarily to a reduction in cash outlays for the purchase of property and equipment and for the incurrence of deferred loan fees. Cash used by financing activities increased from $621,000 for the nine months ended December 31, 1994 to $820,000 for the nine months ended December 31, 1995.

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

     The agreement with NHI gives NHI a 25% interest in any increases in the equity of the Company's operations at the Helicon Youth Center in Riverside, California and Grand Terrace School in Grand Terrace, California. Any amounts due NHI under the provisions of the equity participation agreement will not be payable until the repayment of the loan. At December 31, 1995, the amount due under the equity participation agreement was $-0-.

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

     The Company also obtained through FANB a $2.5 million one-year revolving line of credit in September 1994. This line of credit, which was renewed in September 1995 for a term of one year, bears interest at prime + 3/4% (9.25% as of December 31, 1995) and is secured primarily by a first priority lien on the Company's accounts and notes receivable. There were no borrowings outstanding under the line of credit at December 31, 1995. Availability under the line of credit at December 31, 1995 was approximately $2,040,000, as the issuance of the letter of credit of approximately $460,000 in favor of NHI for the debt service reserve referred to above reduced the Company's available credit by a like amount.

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

PART II.  OTHER INFORMATION

Item 5.   Other Information

          The Board of Directors of the Company has approved, subject to shareholder approval, a proposal to approve an amendment to the Company's Restated Charter which will reduce the number of authorized shares of Common Stock from 20,000,000 to 10,000,000 shares (the "Charter Amendment") and concurrently to effect a one-for-two reverse stock split of the Common Stock (the "Reverse Stock Split"). Under the Charter Amendment, the par value of the Common Stock will remain $0.01 per share.

          Shareholder approval of the Charter Amendment and the Reverse Stock Split will be sought at a Special Meeting of Shareholders (the "Special Meeting") to be held on March 21, 1996. All shareholders of record as of February 1, 1996, are entitled to notice of and to vote at the Special Meeting.

          If the Charter Amendment and the Reverse Stock Split are approved by the shareholders, each holder of record of Common Stock on the effective date of the Charter Amendment (the "Effective Date") will thereafter be deemed to hold one share of Common Stock for every two presently issued and outstanding shares of Common Stock held on the Effective Date. No fractional shares will be issued and, in lieu of any fractional shares, shareholders who own shares which are not evenly divisible by two shall receive an amount of cash based on the closing sale price of the Common Stock as reported on the Nasdaq National Market on the Effective Date for each fractional share of Common Stock surrendered.

Item 6.   Exhibits and Reports on Form 8-K

          (a)     The following exhibits are included herein:
                  (11)  Statement re:  computation of earnings per share.
                  (27)  Financial Data Schedule (for SEC use only)

          (b)     Reports on Form 8-K:

          There were no reports on Form 8-K for the three months ended December 31, 1995.

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


                                   CHILDREN'S COMPREHENSIVE SERVICES, INC.
                                   ---------------------------------------
                                                (Registrant)


Date:  February 12, 1996           /s/WILLIAM J BALLARD
                                   ----------------------------------------
                                      William J Ballard
                                      Chairman, Chief Executive Officer and
                                      President (Principal Executive
                                      Officer)


Date:  February 12, 1996           /s/DONALD B. WHITFIELD
                                   ----------------------------------------
                                      Donald B. Whitfield
                                      Vice President of Finance, Secretary
                                      and Treasurer (Principal Financial
                                      and Accounting Officer)

                                 Exhibit Index

Exhibit No.

     11        Computation of Per Share Earnings

     27        Financial Data Schedule (SEC use only)