Form 10-K
period 1996-03-31
CHILDRENS COMPREHENSIVE SERVICES INC
filed 1996-06-28
CIK 816247

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(MARK ONE)                         FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]

      FOR THE FISCAL YEAR ENDED MARCH 31, 1996   OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF L934 [NO FEE REQUIRED]

      FOR THE TRANSITION PERIOD FROM _____   TO  _____

                         COMMISSION FILE NUMBER 0-16162

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.
                     ---------------------------------------

             (Exact name of registrant as specified in its charter)

         Tennessee                                       62-1240866
- --------------------------------                    ----------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                   Identification Number)

805 South Church Street, Murfreesboro, Tennessee            37130
- ------------------------------------------------         ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (615) 896-3100
                                                      --------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $ .01
                         -----------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of voting stock held by non-affiliates of the Company as of June 24, 1996 was $61,542,990.

The number of shares outstanding of the issuer's common stock, par value $ .01 per share, as of June 24, 1996 was 5,494,785.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders to be held August 14, 1996 are incorporated by reference into Part III of this Form 10-K.

           Index to Exhibits is Found on Sequentially Numbered Page 56

                                     PART I
                                ITEM 1. BUSINESS

GENERAL

         Children's Comprehensive Services, Inc. (the "Company") is one of the largest for-profit providers of youth education and treatment services in the United States. The Company's programs include a comprehensive array of education and treatment services in both residential and non-residential settings for children who are emotionally disturbed, behavior disordered, developmentally delayed or learning disabled. The Company provides its educational and treatment services for at risk and troubled youth through the operation and management of special education schools and both open and secured residential treatment centers for local, state and federal governmental agencies in Alabama, California, Florida, Louisiana and Tennessee. As of March 31, 1996, the Company provided educational and treatment services, directly or through management contracts, to over 1,800 children through 37 different programs.

         The Company conducts a significant portion of its business through its relationship with Helicon Incorporated ("Helicon"), a 501(c)(3) not-for-profit company, which also provides educational and treatment services to at risk and troubled youth. As of March 31, 1996, the Company was providing consulting, management and marketing services to Helicon at 11 programs. Services provided to Helicon by the Company include financial, operational, management, marketing, program design and other support services, including payroll, budgeting and accounting. For these services, the Company is entitled to a management fee equal to 6% of the monthly gross revenues of Helicon's programs. The management fees payable to the Company, however, are subordinated in right of payment to amounts payable by Helicon to operate its programs. In addition, Helicon leases certain facilities owned by the Company. See "-Relationship with Helicon," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note D of Notes to Consolidated Financial Statements.

         The Company was incorporated under the laws of the State of Tennessee in July 1985. In fiscal 1993, the Company terminated its adult corrections business in order to focus its efforts on the Company's at risk and troubled youth education and treatment services business, and in fiscal 1994, changed the Company's name to Children's Comprehensive Services, Inc. Prior to fiscal 1994, the Company experienced significant net losses. Since such time, the Company has experienced significant improvement in its results of operations through the addition and development of new programs and by expanding program offerings and program capacity at existing programs, resulting in net income of approximately $2.5 million for the fiscal year ended March 31, 1996.

RECENT DEVELOPMENTS

         Since March 31, 1996, the Company has been awarded the right to operate, or to negotiate contracts for the operation of, the following programs:

         Bexar County, Texas. In May 1996, the Company was awarded the right to negotiate a contract for a juvenile justice alternative school in Bexar County, Texas. The school, scheduled to open for the 1996-1997 school year, will be designed to accommodate up to 400 students who have been removed from the county's public school system for various statutory infractions.

         Riverside, California. In May 1996, the Company initiated an educational program at a 30-bed, juvenile facility in Riverside County, California. The Company will also manage the facility's residential treatment program for Helicon.

         Eufaula, Alabama. In June 1996, the Company was awarded the right to negotiate a contract to operate a residential youth center in Eufaula, Alabama. The center, scheduled to open in August 1996, is a medium security facility and is designed to accommodate up to 60 juvenile males who have been committed to state custody.

THE MARKET FOR THE COMPANY'S SERVICES

         The Company believes the population of at risk and troubled youth and the need for more youth education and treatment services is growing dramatically. A recent census projection predicts a 12 percent increase in the total population of the United States by the year 2005. Of this number, the percentage of adolescents is expected to increase by 21% to nearly 21 million. The Company believes that the growth in population (particularly the growth in the percentage of young males who have the highest crime rates) should significantly increase the demand for education and treatment services for at risk and troubled youth. Additionally, since the 1980's, the rate of increase in juvenile violence has grown faster than the rate of increase in the juvenile population. This increase in juvenile violence is also expected to result in increased demand for educational treatment services for at risk and troubled youth. The Company believes that societal factors contributing to the increase in the rate of youth violence include the ready availability of firearms, the rate of inner-city drug addiction, violence in the media and the increase in the number of single parent homes.

         The population of troubled youth ranges from youth who have been abused and neglected to those who are seriously disturbed. At one end of the continuum are "at risk" youths. These are youths who are not functioning in school or at home and show such behaviors as aggressive noncompliance with the control of parents and authority figures, chronic truancy, fighting, running away, and alcohol or drug abuse. Statistics indicate that almost 20% of three to seventeen year olds have at least one mental health problem sometime during their youth, with the frequency of reported problems highest (29%) among males twelve to seventeen. Statistics also indicate that there were 5.1 million children in special education programs during the 1992-93 school year. Of this number, 2.4 million were diagnosed as having specific learning disabilities and over 400,000 were considered seriously emotionally disturbed ("SED"). The most recent US Department of Education Biennial Evaluation Reports (1993-94) indicate that youth diagnosed as SED and learning disabled have multiple problems that require specialized treatment and education services. More than half (58%) leave school before graduating. Additionally, 20% are arrested at least once before they leave school, and 35% are arrested within a few years of dropping out of school.

         At the other end of the continuum of troubled youths are juveniles who have committed serious and/or violent felonies, including such crimes as sex offenses, robberies, assaults, and drug trafficking. In 1994, there were 2.7 million arrests of juveniles under 18 years of age. Juveniles accounted for 19% of all violent crimes and 25% of all property crimes in 1994. Furthermore, juvenile arrest rates for weapons violations nearly doubled between 1987 and 1994. According to the Office of Juvenile Justice and Delinquency Prevention, if the trends over the past ten years continue, juvenile arrests for violent crimes will more than double by the year 2010.
The Company believes that the juvenile justice system is already overburdened and experiencing great difficulty in meeting current needs. A 1994 report from the US Department of Justice concluded that three of four public facilities for juveniles provided inadequate, unsafe and crowded conditions.

         The federal Individuals with Disabilities Education Act, and predecessor law, mandate that all children be provided a free and appropriate education, regardless of physical and mental handicap. Accordingly, Governmental agencies traditionally have provided education and treatment services for at risk and troubled youth, directly or indirectly, by contracting with not-for-profit or for-profit agencies or companies, such as the Company. Although courts and governmental agencies have long recognized the need for specialized services for at risk and troubled youth, the Company believes that many children and youth in the public education and youth correctional system are not receiving the education and treatment to which they are entitled because of overburdened and financially constrained public school and correctional systems. Throughout the United States, there is a growing trend toward privatization of government services and functions, including education and treatment services for at risk and troubled youth, as governments of all types face continuing pressure to control costs and improve the quality of services.

         The Company believes that courts and governmental agencies in the United States are not prepared to provide the necessary services as a result of the growing population of at risk and troubled youth and the increased need for special education services. Since education and treatment services for at risk and troubled youth are viewed as an essential service, fiscal pressures have caused governments to seek to deliver these services more cost-effectively. Furthermore, the Company believes that, as juvenile crime and the demand for special education services for at risk and troubled youth continues to receive increasing levels of attention from lawmakers and the general public, government funding for juvenile services will continue to increase. Although the number and scope of privatized services for at risk and troubled youth has increased dramatically in recent years, the Company estimates that only a relatively small percentage of these services are privately managed. Based on the combination of these demographic and social factors, the Company believes that the demand for educational and treatment services for the at risk and troubled youth population will continue to escalate and, increasingly, the private sector will be called upon to meet the growing demands.

YOUTH SERVICES PROVIDED BY THE COMPANY

         The Company, either directly or through contracts with Helicon, educates and treats at risk and troubled youth through a comprehensive continuum of services designed to address the specific needs of each youth. The Company's programs, ranging from non-residential family preservation programs to 24-hour secure facilities, are designed to provide high quality, consistent, cost-effective treatment to meet a wide variety of needs of at risk and troubled youth. The Company believes both consistency and flexibility are critical to the success of the Company's programs. Accordingly, the Company's programs are tailored to the specific needs of each locality, each client agency, each youth population and, most importantly, to the unique needs of each student or resident. Management believes that the breadth of the Company's services make the Company attractive to federal, state and local governmental agencies that fund programs for special needs children.

    The Company intends to continue to develop new programs as necessary to respond to societal trends and requests for assistance and services from governmental agencies to fulfill the educational and treatment requirements of at risk and troubled youth.

                       NON-RESIDENTIAL TREATMENT PROGRAMS

         The Company's non-residential youth services are designed to meet the special needs of at risk and troubled youth and their families, while enabling the youth to remain in his or her home and community. Non-residential services provided by the Company include educational day treatment programs, diversionary education programs, family preservation programs, homebound education and on-site educational services in emergency shelters. Referral sources for non-residential services include school districts, juvenile courts, and state children services departments.

         Educational Day Treatment Programs. In its non-residential educational day treatment programs, the Company provides comprehensive educational programs for students who have not been successful in traditional public school programs. Many of the youth in these programs have experienced abuse and neglect and have long histories of school failure. For these students, traditional public school programs have not been able to sustain motivation or cooperation, or have not provided specialized educational services for the emotionally disturbed, behavior disordered and learning disabled youth. The alternative educational program services provided by the Company are designed to provide special education for developmental, behavioral and emotional problems, the opportunity to remedy deficits in a student's education, and the development of responsible pro-social behaviors. The Company's non-residential educational programs are staffed with counselors and teachers with expertise in behavioral management to provide high quality alternative educational services for at risk and troubled youth, and include specialized teaching methods, individual and group therapy provided by licensed clinicians, computer based curriculum and instructional delivery and designs.

         Diversionary Education. The Company's diversionary education programs provide educational and therapeutic day treatment services to at risk and troubled youth. Students at these programs include youth whose social function in school and society has been unsatisfactory, delinquent and status offending youth, youthful sex offenders and others. These programs are designed to break the cycle of repeated teen delinquency, to keep families together and to strengthen the youth's ties and relationships with his or her community. For example, the Company manages specialized day treatment programs for youth who are chronically noncompliant and aggressive and have been expelled from public schools. In addition to individually tailored academic programs, these programs are designed to provide intensive supervision, individualized special education and counseling and guidance in an effort to remotivate the student's interest in school, develop self-discipline and improve social skills and cooperation with others.

         Family Preservation. The Company's family preservation programs seek to strengthen and maintain the integrity of the family while promoting the healthy growth and development of the at risk and troubled youth. The objectives of these programs are to improve family functioning, to keep the child in the family and to insure the child's safety. These objectives are accomplished with a blend of home-based, intensive crisis intervention services to help families acquire improved coping and living skills.

         Homebound Education. The Company's homebound instructional programs provide educational services to students who are pregnant and unable to attend school, students who have medical problems that prevent them from attending school, and suspended special education students. Students in these programs receive focused one on one instruction and continue with the curriculum of the local school normally attended by the student.

         On-site Educational Services - Shelters/Diagnostic Centers. The Company's shelter education program provides on-site educational services to at risk and troubled youth in residence at emergency shelters and diagnostic centers. The objective of this program is to provide continuity in a student's education while he or she awaits permanent placement. These programs are designed to provide approved, comprehensive educational services in a safe and secure environment that protects the students.

                         RESIDENTIAL TREATMENT PROGRAMS

         The Company's residential treatment programs provide highly structured therapeutic environments and comprehensive treatment for at risk and troubled youth. Residential services are typically utilized when structured observation is necessary, when severe behavior management needs are present or when containment and safety are required. The Company's residential treatment programs utilize accepted treatment philosophy and techniques for dealing with disturbed youths who tend to resist treatment, deny problems and exhibit aggressive, irresponsible and/or addictive behaviors. These programs are designed to identify a particular youth's problem areas so that the treatment of each youth will be specifically tailored to his or her level of social, emotional and cognitive functioning. Techniques utilized in the Company's residential treatment programs include computer based educational/vocational programs and comprehensive programs for behavior change including group, individual and family counseling, pro-social and independent living skills training, empathy development, critical thinking and problem solving, anger management, substance abuse treatment and relapse prevention. These procedures are designed to increase self-control and effective problem-solving, to teach youth how to understand and consider other people's values, behaviors and feelings; to show youth how to recognize how their behavior affects other people and why others respond to them as they do; and to teach them alternative, responsible interpersonal behaviors. The Company's residential services include pre-trial secure residential centers, therapeutic wilderness programs, residential treatment and psychiatric centers, diagnostic and evaluation services and group homes. Referral sources for these services include governmental departments of probation, mental health, social services and youth corrections.

         Pre-trial Secure Residential. The Company's pre-trial secure detention centers house youth while such youth await disposition of their cases. While in detention, youth residents are thoroughly assessed by the Company and the results of these assessments are used by the courts to help determine placement of the youth following adjudication. In addition, youth at the Company's pre-trial detention centers receive educational and treatment services, such as substance abuse and individual and group counseling to provide these youth with a meaningful head start in their rehabilitation.

         Therapeutic Wilderness Programs. The Company's short-term therapeutic wilderness programs are designed for relatively low risk youth who have failed or performed below expectations in community based settings. These programs generally include a six week regimen of physical activity, including drill and ceremony training and work projects, as well as educational and counseling services. The Company believes its wilderness programs are an innovative and effective method to teach the discipline and self-respect necessary to prevent a youth from further penetrating the juvenile justice system.

         Residential Psychiatric Treatment. The Company's residential psychiatric treatment center serves behaviorally and emotionally disturbed youth who typically have serious chemical dependency problems. Services offered related to chemical dependency issues include drug education, 12-step recovery meetings, step-study, and therapy groups. A primary goal of the Company's residential psychiatric center is to develop positive support systems for the adolescent to allow for discharge to a less structured environment.

         Residential Treatment. The Company's residential treatment programs house behaviorally disturbed youth as well as youth who may have serious substance abuse problems. Youth referred to these programs typically have experienced multiple placement failures. While in the Company's residential treatment centers, youth participate in group, individual and family therapy, recreation therapy, and on-site educational programming. These programs focus on teaching more appropriate behavior through cognitive restructuring, contingency management and counseling.

         Diagnostic and Evaluation Services. The Company's diagnostic and evaluation programs provide evaluation and assessment services, in a staff secure setting, to youth who are in state custody. Youth referred to these programs require diagnostic services or behavioral observation.

         Group Homes. The Company's group home programs provide shelter care, transitional services and independent living programs for youth from seven to seventeen years of age in a family-like setting in residential neighborhoods. These programs focus on teaching family living and pro-social skills, and include both individual and group counseling.

         The table below sets forth certain information regarding the Company's non-residential youth services programs operated by the Company directly or through management contracts with Helicon:

                     NON-RESIDENTIAL YOUTH SERVICES PROGRAMS

                                                                              Average
                                                                  Facility   Population      Commencement
    Location                       Program Type                   Capacity   FY 3/31/96     of Operations
    --------                       ------------                   --------   ----------     -------------

COMPANY PROGRAMS
- ----------------

California:
  San Bernardino            Educational day treatment                 60         31         January l980
  Grand Terrace             Educational day treatment                179        156         May l985
  Beaumont                  Educational day treatment                 40         23         September l985
  Banning                   Educational day treatment                 60         23         September l985
  Victorville               Educational day treatment                 40         32         September l987
  Mid-Valley                Educational day treatment                 84         80         June l988
  Ramona                    Educational day treatment                 40         28         September 1990
  Quail Valley              Educational day treatment                 40         30         October 1990
  Riverside                 Educational day treatment                132        117         August 1992
  Desert Hot Springs        Educational day treatment                 15          8         September 1992
  Barstow                   Educational day treatment                 40         16         April 1994
  Chula Vista               Educational day treatment                 79         36         February 1994
  Steele Canyon             Educational day treatment                 36         31         September 1994

Florida:
  Jacksonville              Diversionary education                    32          9         September 1995

Louisiana:
  New Orleans               Diversionary education                    30         29         November 1991
  New Orleans               Family preservation                      N/A          4         February 1994

Tennessee:
  Nashville                 Homebound education                      N/A         84         November 1991

HELICON PROGRAMS
- ----------------

Tennessee:
  Murfreesboro              Family preservation                      N/A         18         July 1988
  Murfreesboro              Educational day treatment                 20         16         September 1990
  Murfreesboro              Diversionary education                    40         40         February 1994
  Nashville                 Diversionary education                    40         40         October 1990
  Various                   On-site educational services in
                              emergency shelters and diagnostic
                              centers                                403        359         September 1993
  Covington                 Diversionary education                    30         29         August 1994
  Clarksville               Diversionary education                    40         40         September 1994

         The table below sets forth certain information regarding residential youth services programs operated by the Company directly or through management contracts with Helicon:

                       RESIDENTIAL YOUTH SERVICES PROGRAMS

                                                                        Average
                                                            Facility  Population    Commencement
  Location                   Program Type                   Capacity  FY 3/31/96    of Operations
  --------                   ------------                   --------  ----------    -------------


COMPANY PROGRAMS
- ----------------

Alabama:
  Tuscaloosa          Pre-trial secure residential             27         24       September 1989
  Tuscumbia           Pre-trial secure residential             25         19       October 1992
  Jasper              Therapeutic wilderness program           20         16       November 1994
  Eutaw               Therapeutic wilderness program           20         15       May 1995
  Selma               Therapeutic wilderness program           26         10       February 1996

Tennessee:
  Murfreesboro        Residential treatment                    34         34       July l989
  Newbern             Residential treatment                    32         32       July 1990
  Clarksville         Diagnostic and evaluation services       25         25       May 1992
  Johnson City        Pre-trial secure residential             12          9       November 1985

HELICON PROGRAMS
- ----------------

California:
  Mid-Valley          Residential treatment                    84         81       June l988
  Ramona              Residential psychiatric treatment        40         36       November 1984
  Riverside           Residential treatment                   120        115       August 1992
  Various             6-Bed group homes                        36         20       November 1994

OPERATIONAL PROCEDURES

         The Company's programs are designed to provide high quality, consistent cost effective treatment across a range of services to meet a wide variety of needs for the various segments of the at risk and troubled youth population. The Company generally is responsible for the overall operation of its facilities and programs, including staff recruitment, general administration and security and supervision of the youth in its programs.

         Staff Recruitment and Training. The Company has assembled an experienced team of managers, counselors and staff that blends program expertise with significant business and financial experience in each area of the Company's operations. Company personnel include educators, mental health professionals, juvenile justice administrators, human resource specialists and financial and marketing professionals. The Company prefers to recruit direct care staff who have pursued undergraduate or graduate studies in education and in the behavioral or social sciences.

         Under laws applicable to the Company's programs, as well as the Company's internal training policy, the Company's teachers, counselors, security and other personnel are required to complete extensive training. Core training includes courses in the major Company program components such as behavior change education, positive peer culture, discipline and limit setting, anger management and the teaching of pro-social skills. Annual continuing education also is required for all direct care staff. In addition, the Company demonstrates its commitment to its employees' professional development by offering lectures, classes and training programs as well as tuition reimbursement benefits.

         The Company believes that its recruitment, selection and training programs provide quality personnel experienced in the Company's approach to providing behavior change and education programs. The Company also believes that these programs provide the Company with management depth and consistency, which, in turn, creates flexibility in managing the Company's personnel resources as the number and location of programs expand.

         Quality Assessment. The Company has developed a model of ongoing program evaluation and quality management which provides critical feedback to insure qualitative performance of its various programs. The Company implemented its Periodic Service Review system ("PSR") at certain of its programs in 1994, and is in the process of completing implementation at the Company's remaining programs. The PSR system provides regular feedback on percentage achievement of standards to measure whether a program is achieving its performance objectives. The quality of care standard data is computer scanned on a weekly or monthly basis and graphs are developed which show ongoing visual representations of progress towards meeting standards. Feedback is then provided to the Company's administrators, corporate managers and all staff so that each team member is aware on a timely basis if program standards are being met. Management believes the PSR system is a vital management tool to evaluate the success of its programs, and has been useful as a marketing tool to promote the Company's programs since it provides more meaningful and significant data than is usually provided by routine contract licensing monitoring of programs. To expand the scope of the PSR system, the Company is attempting to develop a computer based program which correlates client characteristics and program achievements with recidivism data after youth are released from the Company's various programs.

         Security. The Company realizes that, in the operation of programs for at risk and troubled youth, a primary mission is to protect the safety of the community within a facility, as well as the community outside. Thus, the Company's programs emphasize good security, risk assessment and close supervision by responsible, alert and well-trained staff.

MARKETING

         The Company's marketing activities are directed primarily toward local and state governmental entities responsible for juvenile justice, children services, education, and mental health, as well as school districts and juvenile courts responsible for special programs for troubled youth. Marketing efforts are conducted and coordinated by the Company's Vice President of Business Development and other senior management personnel with the aid, where appropriate, of certain independent consultants. In 1993-94, the Company conducted an extensive survey of governmental agencies responsible for services to at risk and troubled youth. Based on responses to this survey, the Company determined to focus its near term marketing efforts on approximately twenty states to explore business opportunities for the Company's services. The Company continues to evaluate these and other states for their market potential.

         The Company generally pursues its business opportunities in one of two ways. The Company follows either the traditional competitive route where a Request for Proposals ("RFP") or a Request for Qualifications ("RFQ") is issued by a government agency, with a number of companies responding, or the Company receives unsolicited requests, generally from local school districts, for the operation of special education programs. When the Company receives inquiries from or on behalf of governmental agencies or local school districts, the Company determines whether there is an existing need for the Company's services, assesses the legal and political climate, as well as the availability of funding and competition, and then conducts an initial cost analysis to further determine program feasibility.

         Generally, governmental agencies responsible for juvenile justice or children's education and treatment services procure services through RFPs or RFQs. Most of the Company's activities in the area of securing new business are in the form of responding to RFP's. As part of the Company's process of responding to RFPs, management meets with appropriate personnel from the agency making the request to best determine the agency's distinct needs. If the project fits within the Company's strategy, the Company will then submit a written response to the RFP. A typical RFP requires bidders to provide detailed information, including, but not limited to, the service to be provided by the bidder, its experience and qualification, and the price at which the bidder is willing to provide the services. The Company has, and intends to in the future, engage independent consultants to assist it in responding to RFPs. Based on the proposals received in response to an RFP, the agency will award a contract to the successful bidder. In addition to issuing formal RFPs, local jurisdictions may issue an RFQ. In the RFQ process, the requesting agency selects a firm believed to be most qualified to provide the requested services and then negotiates the terms of the contract with that firm, including the price at which its services are to be provided.

         The Company also attends and promotes its services at key conferences throughout the United States where potential government clients are present. Key management staff are requested by governmental agencies to make presentations at such conferences or to provide professional training at the request of governmental entities.

RELATIONSHIP WITH HELICON

         The Company conducts a significant portion of its business through its relationship with Helicon, a 501(c)(3) not-for-profit company, which also provides educational and treatment services for at risk and troubled youth. As of March 31, 1996, the Company was providing consulting, management and marketing services to Helicon at 11 programs. In addition, Helicon also leases two facilities owned by the Company to operate its programs. Pursuant to a Consulting and Marketing Agreement, effective as of August 1992, by and between Helicon and the Company (the "Helicon Agreement"), the Company is entitled to receive for these services management fee income in an amount equal to 6% of the monthly gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. For each of the fiscal years ended March 31, 1996, 1995 and 1994, the Company did not recognize all the management fee income to which it was entitled due to the inability of Helicon to pay these amounts. The Helicon Agreement expires September 1, 1999. Any material loss of revenue by Helicon, the inability of Helicon to pay the management fees or the loss or renewal on less favorable terms of the Helicon Agreement, would have a material adverse impact on the Company. See "Managements Discussion and Analysis of Financial Conditions and Results of Operations" and Note D of Notes to Consolidated Financial Statements."

MAJOR CUSTOMERS

         During the fiscal year ended March 31, 1996, the Company earned approximately 23% of its operating revenues under contracts with the Riverside County Office of Education, Riverside, California, and approximately 15% of its operating revenues under contracts with the State of Tennessee.

         The Company's contract with Riverside County Office of Education requires that the Company provide special education and related services, such as transportation, counseling and language and speech therapy, to those individuals requiring such services who are referred to one of the Company's schools by Riverside County. The contract is renewable annually for the period July 1 through June 30. The Company's contractual relationship with Riverside County has been in place for a period in excess of five years, and the Company currently expects to renew its contract with Riverside County Office of Education when the current contract expires.

         The Company's contracts with the State of Tennessee require that the Company provide education, treatment, assessment and evaluation services. These contracts are renewable annually for the period July 1 through June 30. Certain of the Company's contracts with the State of Tennessee have been in place for periods in excess of five years, and the Company currently expects to renew all contracts with the State of Tennessee upon their current expiration.

SEASONALITY

         Revenues from providing youth education services are generally seasonal in nature, fluctuating with the academic school year. Revenues are at their lowest during the summer school months, and at their peak during the fall, winter and spring months when school is in full session. Additionally, spring vacation generally affects one of two quarters (either the quarter ending March 31 or the quarter ending June 30), depending on when the Easter holiday falls.

REGULATIONS

         The industry in which the Company operates is subject to federal, state and local regulations which are administered by various regulatory authorities. Prospective providers of youth education and treatment services must comply with a variety of applicable state and local regulations. The Company's contracts typically include extensive reporting requirements and may require supervision and on-site monitoring by representatives of contracting governmental agencies. State law also typically requires teachers, counselors and other personnel to meet certain training standards as well as certain credential and license requirements. In addition, many state and local governments are required to enter into a competitive bidding procedure before awarding contracts for products or services. The failure to comply with any applicable laws, rules or regulations and the loss of any required license could have a material adverse effect on the Company's financial condition and results of operation. Furthermore, the current and future operations of the Company may be subject to additional regulations as a result of, among other factors, new statutes and regulations and changes in the manner in which existing statutes and regulations are or may be interpreted or applied. Any such additional regulations could have a material adverse effect on the Company's financial condition and results of operation.

COMPETITION

         The Company competes primarily on the basis of the quality, range and price of services offered, its experience in managing facilities, and the reputation of its personnel. The business in which the Company engages is one that other entities may easily enter without substantial capital investment or experience in management of education or treatment facilities. Some of the Company's competitors have greater resources than the Company. The Company also competes in some markets with smaller local companies that may have a better understanding of the local conditions and may be better able to gain political and public acceptance. In addition, the Company competes with governmental agencies that are responsible for youth education and/or treatment facilities.

EMPLOYEES

         At March 31, 1996, the Company had 476 full-time employees and 222 part-time employees, none of whom were represented by a union. Of these 698 employees, 44 were corporate or regional administrative staff and 654 were involved in program and facility operation and management. Management believes that its relations with its employees are good.

INSURANCE

         The Company maintains an $11,000,000 general liability insurance policy for all of its operations. To date, no material payments have been made under the Company's general liability insurance policies because of any action brought as a result of the operation of any of its programs. The Company also maintains insurance in amounts it deems adequate to cover property and casualty risks, workers' compensation and directors and officers liability. There can be no assurance that the aggregate amount and kinds of the Company's insurance are adequate to cover all risks it may incur or that insurance will be available in the future.

         Each of the Company's contracts and the statutes of certain states require the maintenance of insurance by the Company. The Company's contracts provide that in the event that the Company does not maintain such insurance, the contracting agency may terminate its agreement with the Company. The Company believes it is in compliance in all material respects with respect to these requirements.

RISK FACTORS

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is including the following additional cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements made by, or on behalf of, the Company.

         Dependence on Certain Customers. During the fiscal year ended March 31, 1996, the Company earned approximately 23% of its revenues under a contract with the Riverside County Office of Education, Riverside, California, and approximately 15% of its revenues under contracts with the State of Tennessee. These contracts are renewable annually. The termination or non-renewal of a significant number of these contracts would have a material adverse affect on the Company, and it would be difficult for the Company to replace the revenues from these contracts. The existing contracts with Riverside County and the State of Tennessee expire on June 30, 1996. There can be no assurance that all or any of the contracts with Riverside County or the State of Tennessee will be renewed upon their expiration.

         Relationship with Helicon. The Company conducts a significant portion of its business through its relationship with Helicon, a 501(c)(3) not-for-profit company, which also provides educational and treatment services to at risk and troubled youth. As of March 31, 1996, the Company was providing consulting, management and marketing services to Helicon at 11 programs. In addition, Helicon also leases two facilities owned by the Company to operate its programs. Pursuant to the Helicon Agreement, the Company is entitled to receive for these services management fee income in an amount equal to 6% of the monthly gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. For each of the fiscal years ended March 31, 1996, 1995 and 1994, the Company did not recognize all the management fee income to which it was entitled due to the inability of Helicon to pay these amounts. The Helicon Agreement expires on September 1, 1999. Any material loss of revenue by Helicon, the inability of Helicon to pay the management fees or the loss or renewal on less favorable terms of the Helicon Agreement, would have a material adverse impact on the Company.

         Dependence on Governmental Agencies. Virtually all of the Company's revenues are attributable to contracts with state and local government and governmental agencies. The Company's cash flow is subject to the receipt of sufficient funding and timely payment by applicable governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, a contract may be terminated or the Company's compensation may be deferred or reduced. Any delays in payment could have an adverse effect on the Company's cash flow. In addition, the Company is dependent on government agencies for referral of a sufficient number of youth to fill the Company's programs. A failure to do so may have a material adverse effect on the Company's financial condition and results of operations.

         Contract Renewal. The Company's contracts are typically subject to renewal annually. The renewal of a contract, and the ability of the Company to obtain new contracts, is affected by the quality and type of services provided by the Company and the financial terms of each contract can be affected by governmental budget constraints. Several state and local governments have experienced fiscal difficulties. Renewals of the Company's contracts also can be affected by changes in government or agency personnel and priorities or philosophies of governments or agencies with respect to youth services. Government and agency contracts generally are subject to audits, reviews and investigations. These audits, reviews and investigations typically involve a review of the contractor's performance under the contract, its pricing practices and its compliance with applicable laws and regulations. In addition, some contracts are subject to competitive bidding. The loss, or renewal on less favorable terms, of a substantial number of contracts, or the Company's failure to obtain new contracts, could have a material adverse effect on the Company.

         Revenue and Profit Growth Dependent on Expansion. The Company's growth is dependent upon its ability to obtain contracts to manage new youth education and treatment programs and to retain existing management contracts. The Company's potential for growth will depend on a number of factors, including the number of at risk and troubled youth requiring the Company's services, governmental and public acceptance of the concept of privatization, the number of programs available for privatization, and the Company's ability to obtain awards for contracts and to integrate new programs into its management structure on a profitable basis. There can be no assurance that the Company will be able to obtain additional contracts to develop or manage new facilities on favorable terms.

         Risks Associated with Expansion. The Company intends to grow internally through obtaining contracts to manage additional programs, as well as through possible strategic acquisitions. Although the Company has no current commitments or understandings with respect to the acquisition of any entity, the Company has explored and continues to explore strategic acquisition alternatives. There can be no assurance that the Company will be able to identify, acquire or profitably manage acquired companies or successfully integrate such operations into the Company without substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will be profitable at the time of their acquisition or will achieve levels of profitability that justify the investment therein. Acquisitions may involve a number of special risks, including adverse short-term effects on the Company's reported operating results, diversion of management's attention, dependence on retaining, hiring and training key personnel, and risks associated with unanticipated problems or legal liabilities, some or all of which could have a material adverse effect on the Company's financial condition and results of operation.

         Limited History of Profitability. Prior to fiscal 1994, the Company experienced significant net losses and negative or limited cash flow from operations. Although the Company has reported net income for each quarter since the fiscal year ended March 31, 1993, there can be no assurance that the Company will continue to be profitable or that it will generate sufficient cash from operations to fund its business. The Company's ability to continue to operate profitably will depend upon, among other things, the successful continuation of its contracts and programs. In addition, because the Company's operating revenues are generated under the terms of contracts that generally provide for hourly, daily or fixed rates that are negotiated periodically, the Company's ability to estimate and control its costs with respect to these contracts is critical to profitability.

         Acceptance of Privatized Youth Education and Treatment Programs. Management of youth education schools and treatment centers by private entities has not achieved complete acceptance by either governments or the public. Some sectors of the federal government and some state and local governments are legally unable to delegate their traditional management responsibilities for education and treatment facilities to private companies. The operation of education and treatment services by private entities is not widely understood by the public and the industry has encountered resistance from certain groups that believe youth education and treatment programs should be conducted by governmental agencies. Such resistance may cause a change in public and government acceptance of privatized youth education and treatment programs. In addition, changes in dominant political parties in any of the markets in which the Company operates could result in significant changes to previously established views of privatization in such market.

         Opposition to Program Location and Adverse Publicity. The Company's success in obtaining new contracts may depend, in part, upon its ability to locate facilities that can be leased or acquired, on favorable terms, by the Company. Some locations may be in or near populous areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. The Company's business also is subject to public scrutiny and, consequently, could be significantly affected by negative publicity, negative public reaction or governmental investigations with respect to the Company's policies or operations or the actions of children under its care. The Company's reputation is very important to the retention and procurement of government and governmental agency contracts. Negative publicity or a governmental investigation with respect to the Company's policies or operations or the actions of children under its care could have a material adverse effect on the Company's financial condition and results of operations.

         Potential Legal Liability. The Company's management of youth education and treatment programs exposes it to potential third-party claims or litigation by participants or other persons for wrongful death, personal injury or other damages resulting from contact with Company-managed facilities, programs, personnel or participants. In addition, the Company's management contracts generally require the Company to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. The Company maintains an insurance program that provides coverage for certain liability risks faced by the Company, including wrongful death, personal injury, bodily injury, death or property damage to a third party where the Company is found to be negligent. There can be no assurance, however, that the Company's insurance will be adequate to cover potential third-party claims.

         Dependence on and Competition for Key Personnel. The Company depends to a great extent on the efforts of each of its executive officers and certain other key personnel to renew and obtain contracts, operate and develop programs and administer the Company's business. The Company does not generally have employment contracts with its officers or employees and does not maintain life insurance with respect to any of such persons. The loss of one or more of the Company's key personnel could have a material adverse effect on the Company's business. The Company's ability to successfully expand its business and at the same time maintain the quality of its services also will depend, in part, on its ability to attract, train and retain additional qualified personnel. There is significant competition for qualified teachers, counselors, program managers and other key personnel, and there can be no assurance that the Company will be successful in recruiting, training or retaining employees to enable the Company to successfully expand its business and maintain the quality of its services. Any significant reduction in the quality of its services could hurt the Company's ability to renew existing contracts and to grow.

                               ITEM 2. PROPERTIES

         The table below sets forth certain information regarding the Company's properties:

                                                Number of      Aggregate
     State             Nature of Occupation     Facilities     Capacity
     -----             --------------------     ----------     --------
Non-Residential:
- ----------------

California             Own                          3            351
California             Lease                       10            405
Florida                Lease                        1             32
Louisiana              Lease                        1             30
Tennessee              Lease                        1            n/a

Residential:
- ------------

Alabama                Right to occupy (1)          5            118
Tennessee              Own                          2             66
Tennessee              Right to occupy (1)          2             37

- ---------------

(1) The Company acquired a right to occupy the facilities indicated rent-free for the duration of the Company's contracts to provide these programs.

         Except for its non-residential office and educational treatment center in Grand Terrace, California, its educational treatment centers in Victorville and Riverside, California, and its residential treatment centers in Murfreesboro and Newbern, Tennessee, the Company leases facilities on a short-term basis (generally one to five years) in the particular locality where it conducts its programs. For the fiscal year ended March 31, 1996, the Company's total rental expense was approximately $445,000. In addition, the Company also has obtained a right to occupy certain facilities rent-free during the effectiveness of the Company's contracts to provide residential treatment programs in Alabama and Tennessee. The Company owns real estate and improvements in Riverside and Ramona, California which it leases to Helicon pursuant to lease agreements which expire July 31, 2019 and December 31, 1997, respectively.

         The Company also owns its corporate headquarters office building located in Murfreesboro, Tennessee. This office building contains approximately 8,800 square feet of office space. The Company believes its facilities are suitable for its current operations and programs.

                            ITEM 3. LEGAL PROCEEDINGS

         In October 1995, a civil action was filed in the Circuit Court of Colbert County, Alabama, against the Company and certain of the Company's employees in connection with the circumstances surrounding the alleged wrongful death of a juvenile enrolled at the Company's wilderness program in Jasper, Alabama. The Company's investigation indicates that the juvenile had physical impairments prior to his enrollment in the wilderness program, which may have contributed to his death. The complaint, among other things, alleges negligence and civil rights violations on the part of the Company and certain of its employees, and seeks an unspecified amount of damages. The action has been removed from the Circuit Court of Colbert County to the United States District Court for the Northern District of Alabama, Northwestern Division. While management believes the allegations are without merit and intends to defend the litigation vigorously, management is unable at this time to estimate the effect of any settlement or adverse judgment on the results of operations or financial condition of the Company. The Company has, therefore, made no accrual for any such settlement, adverse judgment, or costs of adjudication.

         In December 1992, the Company received an audit report from the California Department of Social Services alleging overpayments of approximately $315,000 at its 6-bed group homes for the years 1991 and 1992. The Company is contesting this determination and filed a rate protest with the Department of Social Services in February 1993. An informal hearing was concluded in October 1995, and in April 1996, the Company filed a request for a formal hearing. The Department of Social Services has established August 6, 1996 as the hearing date. A provision for liability of approximately $201,000 is included in accrued other expenses at March 31, 1996.

         The Company is involved in various other legal proceedings, none of which are expected to have a material effect on the Company's financial position or results of operations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of the shareholders of the Company was held on March 21, 1996. The only order of business was to vote upon an amendment to the Company's Restated Charter to decrease the number of authorized shares of the Company's Common Stock from 20 million to 10 million and to concurrently effect a one for two reverse stock split. As of the record date for the meeting, there were 10,757,532 shares of the Company's Common Stock outstanding. 8,410,799 shares were represented at the meeting and were voted as follows:


                   For the charter amendment:      7,885,750
                   Against the charter amendment:    209,770
                   Abstain from voting:               19,815
                   Broker non-votes:                 295,464

                                     PART II
                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock trades on The Nasdaq Stock Market's National Market under the symbol "KIDS". The following table sets forth the high and low sale prices for each full quarter within the Company's past two fiscal years, restated to reflect the Company's 1 for 2 reverse stock split of the Common Stock effected March 21, 1996.


    Year Ended March 31, l996           High                   Low
    -------------------------           ----                   ---
    Quarter Ended: March 31            11 7/8                 6 7/8
                   December 31          8                     5 3/4
                   September 30         7 1/2                 4 1/2
                   June 30              5 1/2                 4 1/2

    Year Ended March 31, 1995
    -------------------------
    Quarter Ended: March 31             6 1/4                 3 3/4
                   December 31          6 1/4                 2 1/2
                   September 30         6 5/8                 3 7/8
                   June 30              4 1/4                 3 1/4

HOLDERS

         As of June 24, 1996 the Company had approximately 352 shareholders of record of its Common Stock.

DIVIDENDS

         The Company has never declared or paid a cash dividend on its Common Stock. It is the present policy of the Company's Board of Directors to retain all available earnings to support operations; therefore, the Company does not anticipate declaring or paying cash dividends on its Common Stock for the foreseeable future. The declaration and payment of cash dividends in the future will be determined based on a number of factors, including the Company's earnings, financial condition, liquidity requirements, restrictions in financing agreements and other factors deemed relevant by the Board of Directors. The Company's current revolving credit agreement prohibits the Company from paying any cash dividends on its Common Stock.

                         ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial information for the years ended March 31, 1996, 1995, 1994, 1993 and 1992 has been derived from the financial statements of the Company and should be read in conjunction with the financial statements, the related notes thereto and other financial information included elsewhere herein.

                                                        Year Ended March 31,
                                        ----------------------------------------------------------
                                        1996         1995         1994         1993          1992
                                        ----         ----         ----         ----          ----
                                            (In thousands of dollars, except per share data)

Statement of Operations Data:
Revenue:
  Operating revenue(1)                $ 23,630     $ 20,575      $18,849      $ 24,541      $30,331
  Management fee income                  1,036          367          -0-           -0-          -0-
                                      --------     --------      -------      --------      -------
      Total revenue                     24,666       20,942       18,849        24,541       30,331
                                      --------     --------      -------      --------      -------
Operating Expenses:
  Employee compensation and benefits    15,010       12,676       11,619        16,605       21,000
  Purchased services and other
    expenses                             4,590        3,886        3,601         7,235        7,612
  Depreciation and amortization          1,025        1,080        1,277         2,072        1,820
  Other operating expenses                 139          184          193           595          607
                                      --------     --------      -------      --------      -------
      Total operating expenses          20,764       17,826       16,690        26,507       31,039
                                      --------     --------      -------      --------      -------
Income (loss) from operations            3,902        3,116        2,159        (1,966)        (708)
Interest expense, net                      833        1,187        1,397         1,136          147
Other (income) expense, net                -0-          (44)(2)      455(3)      7,674(4)     2,508(5)
                                      --------     --------      -------      --------      -------
Income (loss) before income taxes
  and extraordinary item                 3,069        1,973          307       (10,776)      (3,363)
Provision for income taxes                 491           69          -0-           -0-          -0-
                                      --------     --------      -------      --------      -------
Income before extraordinary item         2,578        1,904          307      $(10,776)      (3,363)
Extraordinary item                          54          -0-          -0-           -0-          -0-
                                      --------     --------      -------      --------      -------
Net income (loss)                     $  2,524     $  1,904      $   307      $(10,776)     $(3,363)
                                      ========     ========      =======      ========      =======
Net income (loss) per share:
  Fully diluted(6)                    $    .44     $    .37      $   .08      $  (3.52)     $ (1.10)
Balance Sheet Data:
  Working capital (deficit)              3,904        1,422       (9,847)      (11,279)      (7,233)
  Total assets                          22,122       19,449       20,146        21,330       30,606
  Long term debt and capital
    lease obligations                    6,052        6,924            8         1,312        1,359
  Shareholders' equity                $ 12,032     $  9,456      $ 5,786      $  4,788      $15,564

- ---------------

(1) The Company's exit from the adult corrections business in fiscal 1993 and the transfer, effective January 1, 1993, of its California residential treatment operations to Helicon are the principal reasons for the decline in operating revenue for fiscal 1994 compared to fiscal 1993 and for fiscal 1993 compared to fiscal 1992.

(2) Amount consists of write down of property of $122, net of other income of $166.

(3) Amount consists of write off of advances to Helicon of $1,024, net of other income of $569.

(4) Amount consists of write off of advances to Helicon of $1,145, write off of costs in excess of net assets of purchased businesses of $5,188, write off of deferred costs of $567, provision for restructuring expenses of $759 and loss on disposition of property of $15.

(5) Amount consists of write down of property of $328, other related party expense of $154, litigation settlement of $1,000, write off of deferred costs of $808 and loss on disposition of property of $218.

(6) Net income (loss) per share--fully diluted--for fiscal 1995, 1994, 1993 and 1992 has been retroactively adjusted to reflect the 1 for 2 reverse split of the Comnpany's Common Stock effected March 21, 1996.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and this Annual Report on Form 10-K contains forward-looking statements and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth above under "Business--Risk Factors."

GENERAL

         As of March 31, 1996, the Company was providing education and treatment services to approximately 1,800 at risk and troubled youth pursuant to contracts with governmental agencies, directly or through contracts with Helicon, to manage 37 programs in 5 states. Revenues under these contracts are recognized as services are rendered. The Company's programs are delivered in both non-residential and residential settings, with the majority of the Company's revenues currently generated by non-residential programs. The Company's nonresidential programs, which historically have generated higher operating margins than the Company's residential facilities, generally receive revenues based on per diem rates. The Company's residential facilities generally receive revenues under either fixed fee contracts or at per diem rates.

         The Company receives management fee income from Helicon for consulting, management and marketing services rendered pursuant to the Helicon Agreement. As of March 31, 1996, the Company was providing consulting, management and marketing services to Helicon at 11 programs. In addition, Helicon also leases two facilities owned by the Company to operate its programs. Pursuant to the Helicon Agreement, the Company is entitled to receive for these services management fee income in an amount equal to 6% of the monthly gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. For each of the fiscal years ended March 31, 1996, 1995 and 1994, the Company did not recognize all of the management fee income to which it was entitled due to the inability of Helicon to pay these amounts. The Helicon Agreement expires September 1, 1999. At March 31, 1996, unpaid management fees, lease payments and advances, plus interest, due the Company from Helicon totaled $6,531,000. The Company has fully reserved this amount. Future payments received from Helicon on these amounts, if any, will be recognized by the Company on the cash basis.

         Employee compensation and benefits include facility and program payrolls and related taxes, as well as employee benefits, including insurance and worker's compensation coverage. Employee compensation and benefits also includes general and administrative payroll and related benefit costs, including salaries and supplemental compensation of officers.

         Purchased services and other expenses include all expenses not otherwise presented separately in the Company's statements of operations. Significant components of these expenses at the operating level include items such as food, utilities, supplies, rent and insurance. Significant components of these expenses at the administrative level include legal, accounting, investor relations, marketing, consulting and travel expense.

         The Company's effective tax rate is less than the statutory rate because of the utilization of tax net operating loss carryforwards for which no tax benefit had previously been recognized. Utilization of the net operating loss carryforwards are subject to annual limitations pursuant to the provisions of Internal Revenue Code Section 382.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to the Company's total revenues of certain items in the Company's statements of operations:


                                             Year Ended March 31,
                                             --------------------
                                          1996        1995       1994
                                          ----        ----       ----
Operating revenues                        95.8%       98.2%     100.0%
Management fee income                      4.2         1.8        --
                                         -----       -----      -----
Total revenues                           100.0%      100.0%     100.0%
                                         =====       =====      =====

Employee compensation and benefits        60.9%       60.5%      61.6%
                                         -----       -----      -----
Purchased services and other expenses     18.6%       18.6%      19.1%
                                         -----       -----      -----
Depreciation and amortization              4.2%        5.2%       6.8%
                                         -----       -----      -----
Income from operations                    15.8%       14.9%      11.5%
                                         -----       -----      -----
Interest expense                           3.5%        5.7%       7.5%
                                         -----       -----      -----
Write-off of advances to Helicon           --          --         5.4%
                                         -----       -----      -----
Other income                               --           .8%       3.0%
                                         -----       -----      -----
Provision for income taxes                 2.0%         .3%       --
                                         -----       -----      -----
Net income                                10.2%        9.0%       1.6%
                                         -----       -----      -----



FISCAL 1996 VERSUS FISCAL 1995

         Total revenues for fiscal 1996 increased by $3,724,000 or 17.8% to $24,666,000, as compared to $20,942,000 for fiscal 1995. Total operating revenues for fiscal 1996 increased by $3,055,000 or 14.8% to $23,630,000, as compared to $20,575,000 for fiscal 1995. The increase in operating revenues results primarily from the opening of three new programs during fiscal 1996, from the opening of two programs during fiscal 1995 which were in operation throughout all of fiscal 1996, and from significant increases in student enrollment at four of the Company's programs. Additionally, an increase in the per diem rate at the Company's California campuses, effective in July 1995, generated approximately 8% of the increase in operating revenues.

         Management fee income recognized under the Helicon Agreement for fiscal 1996 increased $669,000, or 182.3%, to $1,036,000, as compared to $367,000 for fiscal 1995. Additional management fee income of $217,000 for fiscal 1996 and $703,000 for fiscal 1995 was not recognized by the Company due to the inability of Helicon to pay these amounts.

         Employee compensation and benefits for fiscal 1996 increased $2,334,000, or 18.4%, to $15,010,000, as compared to $12,676,000 for fiscal
1995. As a percentage of total revenues, employee compensation and benefits increased to 60.9% for fiscal 1996 from 60.5% for fiscal 1995. The increase in employee compensation and benefits over the same period in the prior year results primarily from the opening in fiscal 1996 of three new programs, from the impact of two programs opened during fiscal 1995 which were in operation throughout all of fiscal 1996 and from increased staffing requirements at certain other programs. The Company also increased corporate and regional personnel costs in fiscal 1996, primarily for operations support, business development and quality assurance to support the growth and expansion of the Company's operations.

         Purchased services and other expenses for fiscal 1996 increased $704,000, or 18.1%, to $4,590,000, as compared to $3,886,000 for fiscal 1995. As a percentage of total revenues, purchased services and other expenses was 18.6% for both fiscal 1996 and fiscal 1995. The increase in purchased services and other expenses over the same period in the prior year results primarily from the opening of three new programs, from the impact of two programs opened during fiscal 1995 which were in operation throughout all of fiscal 1996, from significant expansion at one of the Company's programs, and from increases in consulting, business development, legal, investor relations and travel expense.

         Depreciation and amortization decreased $55,000, or 5.1%, to $1,025,000 for fiscal 1996 from $1,080,000 for fiscal 1995. Depreciation and amortization for fiscal 1996 and 1995 includes amortization expense of $250,000 under the Company's non-competition agreements. These agreements were completely amortized at March 31, 1996.

         Income from operations increased $786,000, or 25.2%, to $3,902,000 for fiscal 1996 from $3,116,000 for fiscal 1995, and increased as a percent of total revenues to 15.8% for fiscal 1996 from 14.9% for fiscal 1995, as a result of the factors described above.

         Interest expense decreased $319,000, or 26.9%, to $869,000 for fiscal 1996 from $1,188,000 for fiscal 1995. The decrease in interest expense is attributable primarily to a reduction in the average balance of debt outstanding and to a decrease in the amortization of deferred loan costs.

         Other income during fiscal 1996 decreased by $166,000, or 100.0%, to $-0-, as compared to $166,000 for fiscal 1995. Other income for fiscal 1995 consisted primarily of $150,000 received by the Company pursuant to a settlement of certain workers compensation litigation.

         Provision for income tax expense increased $422,000 to $491,000 for fiscal 1996 from $69,000 for fiscal 1995. The Company's effective tax rate is significantly less than the statutory tax rate because of the utilization of tax net operating loss carryforwards for which no tax benefit had previously been recognized. The increase in the Company's effective tax rate over the same period in the prior year results from the presence of annual limitations on the utilization of the net operating loss carryforwards pursuant to Internal Revenue Code Section 382.

         In fiscal 1996, the Company also incurred a loss on the early extinguishment of debt of $64,000 before the related income tax benefit of $10,000, resulting from the writeoff of deferred loan costs.

FISCAL 1995 VERSUS FISCAL 1994

         Total revenues for fiscal 1995 increased by $2,093,000 or 11.1% to $20,942,000, as compared to $18,849,000 for fiscal 1994. Total operating revenues for fiscal 1995 increased $1,726,000, or 9.2%, to $20,575,000, as compared to $18,849,000 for fiscal 1994. The increase in operating revenues resulted primarily from additional revenues generated due to a significant increase in student enrollment at one of the Company's programs, from the opening of five new programs, and from the benefit of recognition of revenues of approximately $857,000 generated by the Company's leases with Helicon, net of the impact resulting from the transfer of certain of the Company's programs to Helicon and from decreases in student enrollment at three of the Company's programs.

         Management fee income for fiscal 1995 increased $367,000 or 100.0%, to $367,000, from $-0- for fiscal 1994. Additional management fee income of $703,000 for fiscal 1995 and $771,000 for fiscal 1994 was not recognized by the Company due to the inability of Helicon to pay these amounts.

         Employee compensation and benefits for fiscal 1995 increased $1,057,000, or 9.1%, to $12,676,000, as compared to $11,619,000 for fiscal 1994.
As a percentage of total revenues, employee compensation and benefits decreased to 60.5% for fiscal 1995 from 61.6% for fiscal 1994. The increase in employee compensation and benefits over the prior year resulted primarily from the opening of five new programs, and an increase in corporate compensation expense due to expansion of the Company's business development efforts and increased staffing requirements for Company operations, net of the reduction in compensation expense due to the transfer of certain of the Company's operations to Helicon.

         Purchased services and other expenses for fiscal 1995 increased $285,000, or 7.9%, to $3,886,000, as compared to $3,601,000 for fiscal 1994. As a percentage of total revenues, purchased services and other expenses decreased to 18.6% for fiscal 1995 from 19.1% for fiscal 1994. The increase in purchased services and other expenses over the prior year is attributable primarily to the opening of five new programs, net of a decrease in legal expense incurred by the Company over the same period in the prior year in connection with the worker's compensation litigation referred to below and the reduction in expenses due to the transfer of certain of the Company's operations to Helicon.

         Depreciation and amortization decreased $197,000, or 15.4%, to $1,080,000 for fiscal 1995 from $1,277,000 for fiscal 1994. This decrease is primarily the result of the decrease in amortization of deferred pre-opening costs related to the Company's Helicon Youth Center in Riverside, California and reduced depreciation expense at the Company's corporate headquarters.

         Income from operations increased $957,000, or 44.3%, to $3,116,000 for fiscal 1995 from $2,159,000 for fiscal 1994, and increased as a percent of total revenues to 14.9% for fiscal 1995 from 11.5% for fiscal 1994, as a result of the factors described above.

         Interest expense decreased $229,000, or 16.2%, to $1,188,000 for fiscal 1995 from $1,417,000 for fiscal 1994. The decrease in interest expense compared to the prior year is attributed primarily to a reduction in the average balance of debt outstanding.

         Advances made to Helicon decreased to $-0- during fiscal 1995 from $1,024,000 during fiscal 1994. Advances to Helicon in fiscal 1994 reflected the Company's commitment to the operations of Helicon, as the majority of youth in Helicon youth treatment programs were also involved in the Company's educational treatment programs. Due to the level of operations maintained by Helicon, no advances were required during fiscal 1995. Advances made during fiscal 1994, while due and payable to the Company by Helicon, were charged to operations when made because of the absence of any sustained operating history of Helicon and because of Helicon's inability to repay the advances at that time.

         Other income during fiscal 1995 decreased $403,000, or 70.8%, to $166,000, as compared to $569,000 for fiscal 1994. Other income for fiscal 1995 consisted primarily of $150,000 received by the Company pursuant to a settlement of certain litigation relating to an action filed by the Company following the fiscal 1993 alleged misappropriation of Company funds by the Company's insurance broker responsible for obtaining worker's compensation insurance for the Company's California operations. Other income for fiscal 1994 consisted primarily of the recovery of approximately $534,000 of insurance deposits previously deemed uncollectible and written off during fiscal 1993.

         Write down of property of $122,000 in fiscal 1995 was due to the writedown, to net realizable value, of idle property held for sale by the Company.

         Provision for income tax expense increased to $69,000 for fiscal 1995 from $-0- for fiscal 1994. The Company's effective tax rate was significantly less than the statutory tax rate because of the utilization of tax net operating loss carryforwards for which no tax benefit had previously been recognized.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities for fiscal 1996 was $3,461,000 on net income of $2,524,000 as compared to $2,218,000 for fiscal 1995 on net income of $1,904,000. Working capital at March 31, 1996 was $3,904,000, as compared to $1,422,000 at March 31, 1995.

         Cash used by investing activities was $232,000 for fiscal 1996 as compared to $577,000 for fiscal 1995. The reduction in fiscal 1996 as compared to fiscal 1995 is due primarily to reductions in cash outlays for the purchase of property and equipment and for the incurrence of deferred loan fees. Cash used by financing activities was $871,000 for fiscal 1996 as compared to $1,750,000 in fiscal 1995. The reduction in fiscal 1996 as compared to fiscal 1995 is due primarily to the fact that in fiscal 1996 the Company utilized its positive cash flow to increase cash balances, after having reduced outstanding debt balances as much as practicable, whereas in fiscal 1995 the Company used its positive cash flow primarily to reduce outstanding debt balances.

         In September 1994, the Company executed agreements with National Health Investors, Inc. ("NHI") and T. Rowe Price Strategic Partners Fund II, L.P. ("T. Rowe Price"). Under the terms of these agreements, the Company refinanced all of its existing short-term obligations through five-year term loans from NHI and T. Rowe Price for $6.5 million (at 11.5% per annum) and $1.0 million (at 12% per annum), respectively. During fiscal 1996, the Company made unscheduled principal payments of approximately $708,000 towards the T. Rowe Price term loan, resulting in the retirement of the remaining obligation under that loan. The Company wrote off deferred loan costs of approximately $64,000 in connection with the early extinguishment of the T. Rowe Price loan.

         The agreement with NHI gives NHI a 25% interest in any increases in the equity of the Company's operations at the Helicon Youth Center in Riverside, California and Grand Terrace School in Grand Terrace, California. Any amounts due NHI under the provisions of the equity participation agreement, as calculated pursuant to a formula based on the net operating income of such facilities during the period of the loan, will not be payable until the repayment of the NHI loan. At March 31, 1996 there were no amounts due under the equity participation agreement. The agreement with NHI also gives NHI a 5% interest in any increases in gross revenues of the Company generated by the Company's operations at the Helicon Youth Center and Grand Terrace School. At March 31, 1996, the amount due under the revenue participation agreement was approximately $18,000. The agreement with NHI also requires the Company to provide a debt service reserve equal to six months payments of principal and interest, an amount which totals approximately $460,000. This reserve was established through the execution of an irrevocable letter of credit. Security under the NHI agreement consists primarily of a first priority lien on substantially all of the Company's real estate, improvements and equipment.

         In September 1994, the Company also obtained a $2.5 million one-year revolving line of credit from First American National Bank ("FANB"). This line of credit, which was renewed in September 1995 for a term of one year, bears interest at prime + 3/4% (9% as of March 31, 1996) and is secured primarily by a first priority lien on the Company's accounts and notes receivable. In January 1996, the Company's line of credit was reduced to $2.0 million, in order to facilitate Helicon's obtaining a $500,000 line of credit from FANB. As a further condition to Helicon's line of credit, which was obtained in January 1996, the Company agreed to guarantee Helicon's performance under such line of credit. No advances have been made under Helicon's line of credit.

         Availability under the Company's line of credit is limited to the lesser of $2.0 million or eighty-five percent of eligible accounts receivable of the Company. Additionally, availability under the line of credit has been reduced by approximately $460,000 as the issuance of the letter of credit in favor of NHI for the debt service reserve referred to above reduced the Company's available credit by a like amount. As there were no borrowings outstanding under the line of credit at March 31, 1996, availability under the line of credit was approximately $1,540,000.

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

         Capital expenditures during fiscal 1997 are expected to include the replacement of existing capital assets as necessary, as well as the costs associated with the opening of new programs and facilities, including the possible purchase of certain real estate and improvements. The Company also may consider possible strategic acquisitions, including acquisitions of existing programs and other companies engaged in the youth services business. The Company, however, has no agreements, arrangements or commitments with respect to any such acquisitions.

         Current obligations, typically due within thirty days or less, are expected to be funded with cash flow from operations and borrowings under the Company's line of credit. Management believes that operations and amounts available under its line of credit will provide sufficient cash flow for the next twelve months and that long-term liquidity requirements will be met from cash flow from operations and outside financing sources.

INFLATION

         Inflation has not had a significant impact on the Company's results of operation since inception. Certain of the Company's existing contracts provide for annual price increases based upon changes in the Consumer Price Index.

IMPACT OF ACCOUNTING CHANGES

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement imposes stricter criteria for long-term assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company anticipates adopting SFAS 121 effective April 1, 1996, and does not expect that adoption will have a material impact on the results of operations, financial condition or cash flows of the Company.

         In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." This statement requires new disclosures in the notes to the financial statements about stock-based compensation plans based on the fair value of equity instruments granted. Companies also may base the recognition of compensation cost for instruments issued under stock-based compensation plans on these fair values. The Company anticipates adopting SFAS 123 effective April 1, 1996, but does not plan to change the method of accounting for these plans.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Children's Comprehensive Services, Inc.

We have audited the accompanying consolidated balance sheets of Children's Comprehensive Services, Inc. as of March 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Children's Comprehensive Services, Inc. at March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                               Ernst & Young LLP

Nashville, Tennessee
May 15, 1996

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                          March 31,
                                                          ---------
                                                      1996          1995
                                                      ----          ----
ASSETS

CURRENT ASSETS
     Cash                                         $ 2,427,000   $    69,000
     Accounts receivable, net of allowance
          for doubtful accounts of $146,000
          in 1996 and $133,000 in 1995              4,468,000     3,432,000
     Prepaid expenses                                 303,000       266,000
     Other current assets                             254,000       134,000
                                                  -----------   -----------
                        TOTAL CURRENT ASSETS        7,452,000     3,901,000

PROPERTY AND EQUIPMENT, net                        14,306,000    14,866,000
PROPERTY HELD FOR SALE                                    -0-       165,000
NOTE RECEIVABLE                                       217,000           -0-
NON-COMPETITION AGREEMENTS, net of accumulated
     amortization of $2,000,000 in 1996 and
     $1,750,000 in 1995                                   -0-       250,000
OTHER ASSETS AND DEFERRED CHARGES, at cost,
     net of accumulated amortization of
     $332,000 in 1996 and $259,000 in 1995            147,000       267,000
                                                  -----------   -----------

                                TOTAL ASSETS      $22,122,000   $19,449,000
                                                  ===========   ===========

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                           March 31,
                                                           ---------
                                                      1996            1995
                                                      ----            ----
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                            $    658,000    $    658,000
     Current maturities - long term debt:
       Related party                                      -0-          59,000
       Other                                          201,000         177,000
     Income taxes payable                             311,000          69,000
     Accrued employee compensation                  1,570,000         716,000
     Accrued other expenses                           648,000         673,000
     Deferred revenue                                 160,000         127,000
                                                 ------------    ------------
                   TOTAL CURRENT LIABILITIES        3,548,000       2,479,000

DEFERRED TAXES PAYABLE                                125,000         125,000
LONG TERM DEBT:
     Related Party                                        -0-         672,000
     Other                                          6,052,000       6,252,000
OTHER LIABILITIES                                     365,000         465,000
                                                 ------------    ------------
                           TOTAL LIABILITIES       10,090,000       9,993,000
                                                 ------------    ------------

SHAREHOLDERS' EQUITY
     Preferred stock, par value $1.00 per
       share--10,000,000 shares authorized                -0-             -0-
     Common stock, par value $ .01 per share
       --10,000,000 shares authorized; issued
       and outstanding 5,378,726 shares in 1996
       and 5,355,891 shares in 1995                    54,000          54,000
     Additional paid-in capital                    25,422,000      25,370,000
     Accumulated (deficit)                        (13,444,000)    (15,968,000)
                                                 ------------    ------------
                  TOTAL SHAREHOLDERS' EQUITY       12,032,000       9,456,000
                                                 ------------    ------------

                       TOTAL LIABILITIES AND
                        SHAREHOLDERS' EQUITY     $ 22,122,000    $ 19,449,000
                                                 ============    ============





                See notes to consolidated financial statements.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year Ended March 31,
                                              --------------------------------------------------
                                                   1996             1995               1994
                                                   ----             ----               ----
Revenues:
  Operating revenues                          $ 23,630,000       $ 20,575,000       $ 18,849,000
  Management fee income                          1,036,000            367,000                -0-
                                              ------------       ------------       ------------
                       TOTAL REVENUES           24,666,000         20,942,000         18,849,000
                                              ------------       ------------       ------------
Operating expenses:
  Employee compensation and benefits            15,010,000         12,676,000         11,619,000
  Purchased services and other expenses          4,590,000          3,886,000          3,601,000
  Depreciation and amortization                  1,025,000          1,080,000          1,277,000
  Related party rent                               101,000            101,000            101,000
  Provision for bad debts                           38,000             83,000             92,000
                                              ------------       ------------       ------------
             TOTAL OPERATING EXPENSES           20,764,000         17,826,000         16,690,000
                                              ------------       ------------       ------------

Income from operations                           3,902,000          3,116,000          2,159,000
Other (income) expense:
  Interest:
    Banks and other                                820,000            968,000          1,138,000
    Related parties                                 49,000            220,000            279,000
  Interest income                                  (36,000)            (1,000)           (20,000)
  Write-off of advances to Helicon                     -0-                -0-          1,024,000
  Write down of property                               -0-            122,000                -0-
  Other income                                         -0-           (166,000)          (569,000)
                                              ------------       ------------       ------------
     TOTAL OTHER (INCOME) EXPENSE, NET             833,000          1,143,000          1,852,000
                                              ------------       ------------       ------------

Income before income taxes and
  extraordinary item                             3,069,000          1,973,000            307,000
Provision for income taxes                         491,000             69,000                -0-
                                              ------------       ------------       ------------
Income before extraordinary item                 2,578,000          1,904,000            307,000
Extraordinary item:
  Loss on early extinguishment of debt,
    net of income tax benefit of $10,000            54,000                -0-                -0-
                                              ------------       ------------       ------------
                           NET INCOME         $  2,524,000       $  1,904,000       $    307,000
                                              ============       ============       ============

Earnings per common share:
  Income before extraordinary item            $        .46       $        .38       $        .10
  Extraordinary item                                  (.01)               -0-                -0-
                                              ------------       ------------       ------------
                           NET INCOME         $        .45       $        .38       $        .10
                                              ============       ============       ============

Earnings per common share-
  assuming full dilution:
  Income before extraordinary item            $        .45       $        .37       $        .08
  Extraordinary item                                  (.01)               -0-                -0-
                                              ------------       ------------       ------------
                           NET INCOME         $        .44       $        .37       $        .08
                                              ============       ============       ============




                See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                             Common Stock,                Additional                               Total
                                            $.01 par value                 Paid-In          Accumulated         Shareholders'
                                       ---------------------------
                                       Shares             Amount           Capital            (Deficit)           Equity
                                       ------             ------           -------            ---------           ------

Balance at April 1, 1993              3,069,241       $     31,000       $ 22,936,000       $(18,179,000)      $  4,788,000
  Stock issued:
    Employee stock purchase
      plan                               59,580                -0-             33,000                                33,000
    Conversion of debt                  385,290              4,000            474,000                               478,000
    Exercise of options                   2,500                -0-              7,000                                 7,000
    Refinancing                         172,200              2,000            171,000                               173,000
  Net income for the year                                                                        307,000            307,000
                                      ---------       ------------       ------------       ------------       ------------
Balance at March 31, 1994             3,688,811             37,000         23,621,000        (17,872,000)         5,786,000
  Stock issued:
    Exercise of warrant               1,662,080             17,000          1,831,000                             1,848,000
    Exercise of options                   5,000                -0-             10,000                                10,000
  Stock registration costs                                                    (92,000)                              (92,000)
  Net income for the year                                                                      1,904,000          1,904,000
                                      ---------       ------------       ------------       ------------       ------------
Balance at March 31, 1995             5,355,891             54,000         25,370,000        (15,968,000)         9,456,000
  Stock issued:
    Exercise of options                  22,875                                63,000                                63,000
  Stock redeemed:
    Fractional shares from
    one for two reverse split               (40)
  Warrant adjustment                                                           16,000                                16,000
  Stock registration costs                                                    (27,000)                              (27,000)
  Net income for the year                                                                      2,524,000          2,524,000
                                      ---------       ------------       ------------       ------------       ------------
                                      5,378,726       $     54,000       $ 25,422,000       $(13,444,000)      $ 12,032,000
                                      =========       ============       ============       ============       ============





                 See notes to consolidated financial statements.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year Ended March 31,
                                                     -----------------------------------------
                                                        1996           1995            1994
                                                     ----------     ----------     -----------
OPERATING ACTIVITIES
  Net income                                         $2,524,000     $1,904,000     $   307,000
  Adjustments to reconcile net income to
        net cash provided by operating
        activities:
     Depreciation                                       775,000        830,000         858,000
     Amortization                                       250,000        250,000         419,000
     Amortization of deferred loan costs                 74,000        163,000         220,000
     Provision for bad debts                             38,000         83,000          92,000
     Write down of property                                 -0-        122,000             -0-
     Other                                               19,000        (16,000)            -0-
     Loss on early extinguishment of debt                64,000            -0-             -0-
  Changes in operating assets and liabilities:
     (Increase) in accounts receivable               (1,074,000)      (289,000)       (484,000)
     (Increase) decrease in prepaid expenses            (37,000)        62,000          11,000
     (Increase) in other current assets                (120,000)       (51,000)        (36,000)
     (Decrease) in accounts payable                         -0-        (99,000)       (727,000)
     Increase (decrease) in accrued employee
        compensation                                    854,000       (290,000)        202,000
     (Decrease) in accrued restructuring
        expenses:
        Related party                                       -0-            -0-        (421,000)
        Other                                               -0-            -0-        (141,000)
     (Decrease) in accrued other expenses               (25,000)      (451,000)       (288,000)
     Increase in income taxes payable                   242,000         69,000             -0-
     Increase (decrease) in deferred revenue            (23,000)        31,000           6,000
     Increase (decrease) in other liabilities          (100,000)      (100,000)         65,000
                                                     ----------     ----------     -----------
                           NET CASH PROVIDED BY
                           OPERATING ACTIVITIES       3,461,000      2,218,000          83,000
                                                     ----------     ----------     -----------

INVESTING ACTIVITIES
  Purchase of short-term investments - restricted           -0-            -0-      (3,196,000)
  Purchase of long-term investments - restricted            -0-            -0-        (784,000)
  Sale of short-term investments                            -0-            -0-          29,000
  Sale of short-term investments - restricted               -0-            -0-       3,196,000
  Sale of long-term investments - restricted                -0-            -0-       1,563,000
  Purchase of property and equipment                   (252,000)      (359,000)       (201,000)
  Proceeds from sale of property and equipment           38,000         15,000          15,000
  (Increase) in other assets                            (18,000)      (233,000)       (243,000)
                                                     ----------     ----------     -----------
                    NET CASH PROVIDED (USED) BY
                           INVESTING ACTIVITIES      $ (232,000)    $ (577,000)    $   379,000
                                                     -----------    ----------     -----------

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                            Year Ended March  31,
                                                ------------------------------------------
                                                   1996             1995          1994
                                                -----------     ------------   -----------
FINANCING ACTIVITIES
  Proceeds from revolving lines of credit
    and long-term borrowings                    $ 3,436,000     $ 15,246,000   $ 6,200,000
  Proceeds from notes payable - related
    parties                                             -0-              -0-     1,500,000
  Principal payments on revolving lines of
    credit, long-term borrowings and capital
    lease obligations                            (3,612,000)     (16,265,000)   (8,100,000)
  Principal payments on notes payable and
    long-term borrowings - related parties         (731,000)      (1,197,000)          -0-
  Principal payments on mortgage notes
    payable                                             -0-       (1,300,000)          -0-
  Proceeds from issuance of Common Stock             63,000        1,858,000        40,000
  Stock registration costs                          (27,000)         (92,000)          -0-
                                                -----------     ------------   -----------
                        NET CASH (USED) BY
                      FINANCING ACTIVITIES         (871,000)      (1,750,000)     (360,000)
                                                -----------     ------------   -----------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     2,358,000         (109,000)      102,000
  Cash and cash equivalents at
     beginning of year                               69,000          178,000        76,000
                                                -----------     ------------   -----------
                 CASH AND CASH EQUIVALENTS
                            AT END OF YEAR      $ 2,427,000     $     69,000   $   178,000
                                                ===========     ============   ===========

SUPPLEMENTAL INFORMATION
  Income taxes paid                             $   239,000     $        -0-   $       -0-
  Interest paid                                     793,000          956,000     1,174,000


                See notes to consolidated financial statements.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation -- The consolidated financial statements include the accounts of Children's Comprehensive Services, Inc. and its subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated.

Business -- The Company provides a broad range of youth services, with emphasis on education and treatment services for at risk and troubled youth, primarily to state and local governmental entities charged with the responsibility for providing such services. The Company offers these services through the operation and management of education programs and both open and secured residential treatment centers in Alabama, California, Florida, Louisiana and Tennessee. The Company also provides consulting, management and marketing services to a not-for-profit corporation which provides similar services.

Cash Equivalents -- The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Property and Equipment -- Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

          Land improvements                 30 years
          Buildings and improvements    2 - 30 years
          Furniture and equipment       3 -  7 years

Other Assets and Deferred Charges -- Contract pre-opening costs (incremental direct costs incurred to open facilities in new market areas) are amortized using the straight-line method over the lesser of the initial contract term or one year. Deferred loan costs are amortized using the straight-line method over the life of the related loans. Amortization of deferred loan costs is included in interest expense.

Non-Competition Agreements -- Non-competition agreements are amortized using the straight-line method over eight years.

Cost in Excess of Net Assets of Purchased Businesses -- The cost in excess of net assets of purchased businesses ("goodwill") is amortized using the straight-line method over twenty-five years. The carrying value of goodwill is regularly reviewed for indicators of impairment in value, including unexpected or adverse changes in the following: (i) the economic, competitive or regulatory environments in which the Company operates, (ii) profitability and (iii) cash flows. If facts and circumstances suggest that goodwill is impaired, the Company would assess the fair value of the underlying business and would reduce the goodwill balance to an amount that results in the book value of the Company approximating fair value. The Company would determine fair value based on independent appraisals, earnings multiples, estimated net proceeds assuming disposition of the business, and/or discounted cash flows at risk-adjusted rates, as appropriate in the circumstances.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition -- Revenues from youth education and treatment contracts with governmental entities are recognized as services are rendered. The receivables arising from such contracts are unsecured and generally are due within thirty days.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments -- The following methods and assumptions were used by the Company in estimating its fair value disclosures for the following financial instruments:

         Cash and Cash Equivalents -- The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value.

         Accounts Receivable and Accounts Payable -- The carrying amounts reported in the consolidated balance sheets for accounts receivable and accounts payable approximate fair value.

         Long Term Debt -- The carrying amounts reported in the consolidated balance sheets for long term debt approximate fair value.

Stock Based Compensation -- The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

Net Income (Loss) Per Common Share -- The computation of net income (loss) per common share is based on the weighted average number of shares outstanding and common stock equivalents, consisting of dilutive stock options and warrants.

Income Taxes -- Income taxes are accounted for under the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse.

Reclassifications -- Certain reclassifications have been made in the 1995 and 1994 financial statements to conform to the 1996 presentation.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE B--PROPERTY AND EQUIPMENT

Property and equipment consists of:                     March 31,
                                               ---------------------------
                                                   1996            1995
                                               -----------     -----------
     Land and improvements                     $ 1,491,000     $ 1,491,000
     Buildings and improvements                 14,826,000      14,805,000
     Furniture and equipment                     2,792,000       2,658,000
                                               -----------     -----------
                                                19,109,000      18,954,000
     Less accumulated depreciation              (4,803,000)     (4,088,000)
                                               -----------     -----------
                                               $14,306,000     $14,866,000
                                               ===========     ===========

Depreciation expense totaled $775,000, $830,000, and $858,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

NOTE C -- PROPERTY HELD FOR SALE AND NOTE RECEIVABLE

Property held for sale at March 31, 1995 consisted of the estimated net realizable value of an idle residential treatment center owned by the Company in Ramona, California. The Company had determined, during fiscal 1995, that the property had suffered a permanent impairment of value and had recorded a write down of $122,000. On September 29, 1995, the Company sold this property for $255,000, receiving a cash down payment of $38,000 and a note receivable of $217,000. The note receivable bears interest at 7% per annum, and is due September 29, 1998. The Company realized a gain of $67,000 on the sale of this property. Of this amount, $10,000 was recognized as income during the year ended March 31, 1996. The balance, $57,000, will be recognized as income upon collection of the underlying note receivable.

NOTE D--HELICON INCORPORATED

Helicon, Incorporated ("Helicon"), a 501(c)(3) tax exempt company not affiliated with the Company, operates youth treatment programs in California in facilities owned by the Company and by Los Angeles County, California, and youth education programs in Tennessee at various emergency shelters and diagnostic and assessment centers throughout the state. The majority of youth in Helicon youth treatment programs are also involved in the Company's educational treatment programs.

The Company provides management and marketing services to Helicon for which it is entitled to a management fee. Management fee income totaled $1,036,000, $367,000 and $-0- for the years ended March 31, 1996, 1995 and 1994, respectively. Additional management fee income of $217,000, $703,000 and $771,000 for the years ended March 31, 1996, 1995 and 1994, respectively, was not recognized due to the inability of Helicon to pay these amounts.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE D--HELICON INCORPORATED (continued)

The Company also leases real property to Helicon. Real estate and improvements with a cost of $9,597,000 and a carrying value of $8,464,000 were leased, under operating lease arrangements, to Helicon at March 31, 1996. Future minimum rental payments due under these operating leases as of March 31, 1996 are as follows:

     Year ending March 31:
     1997                                             $   857,000
     1998                                                 823,000
     1999                                                 720,000
     2000                                                 720,000
     2001                                                 720,000
     2002 and thereafter                               13,200,000
                                                      -----------
     Total                                            $17,040,000
                                                      ===========

Lease income totaled $857,000 for each of the years ended March 31, 1996 and 1995. Lease income of $892,000 for the year ended March 31, 1994 was not recognized due to the inability of Helicon to pay these amounts.

During fiscal 1994, the Company made advances to Helicon of $1,024,000 to provide working capital for the start-up of operations. These advances were expensed during fiscal 1994. During the period subsequent to March 31, 1994, no additional advances have been made to Helicon.

Prior to fiscal 1995, Helicon was unable to pay either management fees or lease payments. Additionally, as discussed above, the Company advanced Helicon $1,024,000 during fiscal 1994. An additional $1,145,000 was advanced to Helicon during fiscal 1993. At March 31, 1996, unpaid management fees, lease payments and advances due the Company totaled $5,587,000. Additionally, interest due but not recognized on these past due obligations totaled $944,000. The total amount due from Helicon, $6,531,000, has been fully reserved by the Company. Based on the current level of operations being maintained by Helicon, management does not anticipate collecting any of these amounts. Future payments received from Helicon on these amounts, if any, will be recognized by the Company on the cash basis.

In January 1996, Helicon obtained through First American National Bank ("FANB") a $500,000 revolving line of credit. This line of credit bears interest at prime + 3/4% (9% at March 31, 1996) and matures in September 1996. The Company facilitated Helicon in this process by agreeing to reduce its line of credit with FANB from $2.5 million to $2.0 million and further by agreeing to guarantee Helicon's performance under the line of credit. No advances have been made under this line of credit.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE E--LINE OF CREDIT

In September 1994, the Company obtained through FANB a $2.5 million one-year revolving line of credit. This line of credit, which was renewed in September 1995 for a term of one year, bears interest at prime + 3/4% (9% at March 31, 1996) and is secured primarily by the Company's accounts and notes receivable. In January 1996, the amount available under the line of credit was reduced to $2,000,000. (See Note D.) There were no borrowings outstanding against the line of credit at March 31, 1996 or 1995. Availability under the line of credit at March 31, 1996 was approximately $1,540,000, as the issuance of a letter of credit of approximately $460,000 (see Note F) reduced the Company's available credit by such amount.

The agreement with FANB includes covenants which restrict the incurrence of certain additional indebtedness, provides for the maintenance of specified financial ratios and prohibits the payment of cash dividends.

NOTE F--LONG TERM DEBT

In September 1994, the Company entered into agreements with National Health Investors, Inc. ("NHI") and T. Rowe Price Strategic Partners Fund II, L.P. ("T. Rowe Price"). The Company obtained five-year term loans from NHI and T. Rowe Price for $6.5 million (at 11.5% per annum) and $1.0 million (at 12% per annum), respectively. Proceeds from the NHI loan were used to repay all the Company's short-term bank obligations, and the T. Rowe Price agreement was an extension of an existing loan with T. Rowe Price. During fiscal 1996, the Company made unscheduled principal payments of approximately $708,000 towards the T. Rowe Price loan, resulting in the retirement of the remaining obligation under that loan. The Company wrote off deferred loan costs of approximately $64,000 in connection with the early extinguishment of the T. Rowe Price loan.

The agreement with NHI gives NHI a 25% interest in any increases in the equity of the Company's operations at Helicon Youth Center in Riverside, California and Grand Terrace School in Grand Terrace, California, and any such amount is payable to NHI upon repayment of its loan. At March 31, 1996 the amount due under the equity participation agreement was $-0-. The agreement with NHI also gives NHI a 5% interest in any increases in gross revenues generated by the Company's operations at the Helicon Youth Center and Grand Terrace School. At March 31, 1996, the amount due under the revenue participation agreement was approximately $18,000.

The NHI agreement also requires the Company to provide a debt service reserve equal to six months payments of principal and interest (approximately $460,000). This reserve was established through the execution of an irrevocable letter of credit with FANB. (See Note E). The NHI agreement is secured primarily by substantially all of the Company's real estate, improvements and equipment.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE F--LONG TERM DEBT (continued)

The agreements include covenants which restrict the incurrence of certain additional indebtedness and provide for the maintenance of specified financial ratios.

Future principal maturities of long-term debt are as follows at March 31, 1996:

                Year Ending March 31:
                1997                           $  201,000
                1998                              225,000
                1999                              253,000
                2000                            5,574,000
                                               ----------
                Total                           6,253,000
                Less current portion             (201,000)
                                               ----------
                Total long-term                $6,052,000
                                               ==========

NOTE G--INCOME TAXES

Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE G--INCOME TAXES (continued)

As permitted by SFAS No. 109, the Company elected not to restate the financial statements of any prior years. Adoption of SFAS No. 109 had no effect on net income for fiscal 1994.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      March 31,
                                             --------------------------
                                                1996           1995
                                             -----------    -----------
    Deferred tax liabilities:
      Depreciation and amortization          $   251,000    $       -0-
      Other                                      125,000        125,000
                                             -----------    -----------
    Total deferred tax liabilities               376,000        125,000
                                             -----------    -----------
    Deferred tax assets:
      Net operating losses and credit
         carryforwards                         2,225,000      2,795,000
      Depreciation and amortization                  -0-        144,000
      Accrued expenses                           373,000        462,000
      Other                                       44,000        114,000
                                             -----------    -----------
      Total deferred tax assets                2,642,000      3,515,000
      Valuation allowance for deferred
         tax assets                           (2,391,000)    (3,515,000)
                                             -----------    -----------
    Net deferred tax assets                      251,000            -0-
                                             -----------    -----------
    Net deferred tax liability               $   125,000    $   125,000
                                             ===========    ===========

Management has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets. A valuation allowance of $2,391,000 has been recorded for the excess of net operating loss carryforwards, credit carryforwards, and future deductible temporary differences over future taxable temporary differences. The valuation allowance decreased by $1,124,000 during fiscal 1996.

Income tax expense (benefit) is allocated in the financial statements as follows:

                                             Year Ended March 31,
                                          ---------------------------
                                            1996        1995     1994
                                          --------     -------   ----
Income before extraordinary item          $491,000     $69,000   $-0-
Extraordinary item                         (10,000)        -0-    -0-
                                          --------     -------   ----
Total                                     $481,000     $69,000   $-0-
                                          ========     =======   ====

The provision for income taxes is as follows:

                                              Year Ended March 31,
                                          ---------------------------
                                            1996        1995     1994
                                          --------     -------   ----
Current federal income tax                $364,000     $36,000   $-0-
Current state income tax                   127,000      33,000    -0-
                                          --------     -------   ----
                                          $491,000     $69,000   $-0-
                                          ========     =======   ====

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE G--INCOME TAXES (continued)

The reconciliation of income tax attributable to income before extraordinary item computed at the federal statutory tax rates to income tax expense is as follows:

                                                 Year Ended March 31,
                                          ----------------------------------
                                             1996         1995       1994
                                          ----------   ---------   ---------
Income tax expense at
  federal statutory rate                  $1,043,000   $ 660,000   $ 191,000
Benefit of prior year losses realized       (648,000)   (620,000)   (195,000)
State income tax, net of federal benefit      84,000      22,000         -0-
Nondeductible expenses                    $   12,000       7,000       4,000
                                          ----------   ---------   ---------
    Provision for income taxes            $  491,000   $  69,000   $     -0-
                                          ==========   =========   =========

At March 31, 1996, the Company had regular tax net operating loss carryforwards of $5,741,000 which expire from 2001 through 2010. Utilization of $740,000 of the net operating loss carryforwards is subject to an annual limitation of $40,000 pursuant to Internal Revenue Code Section 382. Utilization of $5,001,000 of the net operating loss carryforwards is subject to an annual limitation of $1,463,000 pursuant to Internal Revenue Code Section 382.

NOTE H--SHAREHOLDERS' EQUITY

Reverse Stock Split -- Effective March 21, 1996, the Company effected a 1 for 2 reverse stock split, whereby each two shares of the Company's $.01 par value Common Stock were exchanged for one share of the Company's $.01 par value Common Stock. The number of shares and per share amounts in the consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

Warrants -- The following table sets forth outstanding warrants as of March 31, 1996 for the purchase of the Company's Common Stock:

                                                               Exercise
       Date            Number of          Exercise               Price
     Granted            Shares          Expiration Date        Per Share
- ------------------     ---------      ------------------       ---------
September 20, 1993     50,000         September 20, 2003         $2.00
September 30, 1995      9,615         September 30, 2004         $5.20
                       ------
                       59,615
                       ======

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE H--SHAREHOLDERS' EQUITY (continued)

During fiscal 1995, the Company issued warrants to purchase 8,000 shares of the Company's Common Stock to School Improvement Services, Inc. in conjunction with a marketing and consulting agreement entered into between the Company and School Improvement Services, Inc. Additionally, in the event the average closing price of the Company's Common Stock during the period October 1, 1994 through September 30, 1995 was less than $6.25 per share, then the number of shares issuable under this warrant would be adjusted to equal the number of shares obtained by dividing $50,000 by the average closing price of the Company's Common Stock. Pursuant to this provision, during fiscal 1996 the number of shares issuable under this warrant was adjusted to 9,615, and the purchase price was reduced to $5.20. (See Note L). During fiscal 1994 the Company issued warrants to purchase 50,000 shares of the Company's Common Stock to Signet Bank/Virginia in conjunction with the renewal of the Company's bank notes payable. This warrant replaced an existing warrant for 6,600 shares which had previously been issued BVA Credit Corporation.

No warrants were exercised during fiscal 1996. During fiscal 1995, T. Rowe Price exercised a warrant and purchased 1,662,080 shares of the Company's Common Stock for an aggregate purchase price of $1,848,000. During fiscal 1995 warrants for the purchase of 90,000 shares of the Company's Common Stock expired. Of the 59,615 shares under warrant at March 31, 1996, all were exercisable.

Stock Options -- The following table sets forth outstanding stock options under the Company's stock option plans as of March 31, 1996, 1995 and 1994 for the purchase of the Company's Common Stock:

                                                  March 31,
                                ---------------------------------------------
                                  1996              1995                1994
                                -------           -------             -------
Outstanding at beginning
  of period                     395,175           266,425             231,425
Granted                          89,250           138,750              65,000
Exercised                       (22,875)           (5,000)             (2,500)
Forfeited                       (47,500)           (5,000)            (27,500)
                                -------           -------             -------
Outstanding at end
  of period                     414,050           395,175             266,425
                                =======           =======             =======

Exercisable                     336,050           395,175             266,425
Option price range                 $.62              $.62                $.62
                                  to                to                  to
                                  $7.00             $8.00               $8.00

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE H--SHAREHOLDERS' EQUITY (continued)

Options for 22,875 shares were exercised during fiscal 1996 at exercise prices of $1.125, $3.00, $3.25 and $5.75 per share, options for 5,000 shares were exercised during fiscal 1995 at exercise prices of $3.00 per share and options for 2,500 shares were exercised during fiscal 1994 at exercise prices of $3.00 per share. During fiscal 1996, fiscal 1995 and fiscal 1994 options for the purchase of 47,500 shares, 5,000 shares and 27,500 shares of the Company's Common Stock expired.

The following table summarizes common shares reserved at March 31, 1996:

        Warrants                                                     59,615
        1987 Employee Stock Option Plan                             915,250
        l989 Stock Option Plan for Non-Employee Directors            70,000
                                                                  ---------
              Total common shares reserved                        1,044,865
                                                                  =========

Employee Stock Purchase Plan -- The Company had an employee stock purchase plan for full-time employees of the Company. The purchase price per share was determined as the lesser of 85% of the closing market price of the Company's Common Stock on (1) the first trading date of the Company's fiscal year, or (2) the last trading date of the Company's fiscal year. Closing market price was determined as the last reported trade of the Company's Common Stock on the Nasdaq Stock Market. During fiscal 1994, employees purchased 59,580 shares of the Company's Common Stock at purchase prices of $.54 and $.58 per share under this plan. As of March 31, 1994, 99,508 shares had been issued under this plan; no additional shares will be issued under this plan.

Preferred Stock -- The shareholders of the Company have authorized the issuance of up to 10 million shares of preferred stock, $1.00 par value, on such terms as the directors of the Company may determine, with full authority in the Board of Directors to fix series, conversion rights and other provisions applicable to such preferred stock. No specific terms or provisions have been set, and no preferred shares have been issued.

NOTE I--EMPLOYEE BENEFIT PLAN

In 1986, certain of the Company's California subsidiaries, collectively known as Advocate Schools, adopted a Salary Reduction Plan under section 401(k) of the Internal Revenue Code. Effective January 1, 1994 the plan was amended to allow for the participation of all otherwise qualified Company employees. This plan allows employees paid on a salary only basis to defer not less than 1% and not more than 10% of pre-tax compensation each year, subject to Internal Revenue Service limitations, through contributions to a designated investment fund. Under the provisions of the plan, the Company may contribute a discretionary amount to be determined each year. No contributions have been made under the plan. Administrative costs under the plan totaled $17,000, $21,000, and $15,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE J--COMMITMENTS

The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of March 31, 1996:

          Year ending March 31:
          1997                                $297,000
          1998                                 181,000
          1999                                 105,000
          2000                                  68,000
          2001 and thereafter                   58,000
                                              --------
          TOTAL                               $709,000
                                              ========

Certain of the leases have renewal options of up to 2 years. Total rental expense for all operating leases and other rental arrangements for the years ended March 31, 1996, 1995 and 1994 was $587,000, $448,000, and $482,000,
respectively.

NOTE K--CONTINGENCIES

Alabama Wilderness Program Wrongful Death Litigation -- In October 1995, a civil action was filed in the Circuit Court of Colbert County, Alabama, against the Company and certain of the Company's employees in connection with the circumstances surrounding the alleged wrongful death of a juvenile enrolled at the Company's wilderness program in Jasper, Alabama. The Company's investigation indicates that the juvenile had physical impairments prior to his enrollment in the wilderness program, which may have contributed to his death. The complaint, among other things, alleges negligence and civil rights violations on the part of the Company and certain of its employees, and seeks an unspecified amount of damages. The action has been removed from the Circuit Court of Colbert County to the United States District Court for the Northern District of Alabama, Northwestern Division. While management believes the allegations are without merit and intends to defend the litigation vigorously, management is unable at this time to estimate the effect of any settlement or adverse judgment on the results of operations or financial condition of the Company. The Company has, therefore, made no accrual for any such settlement, adverse judgment, or costs of adjudication.

Worker's Compensation Insurance Litigation -- In March 1993, the Company, along with Legion Insurance Company, filed an involuntary bankruptcy petition against J.R. McVay & Company, Insurance Brokers, Inc. ("McVay") in the United States Bankruptcy Court, Central District of California. McVay was the insurance broker responsible for obtaining worker's compensation insurance for the Company's California operations. The Company received relief from the automatic stay in the bankruptcy action and in July 1993, filed an action in Riverside Superior Court against McVay. The Company alleged that McVay was negligent and acted fraudulently in obtaining worker's compensation insurance for the Company.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE K--CONTINGENCIES (continued)

The Company believes that the problems that arose with McVay were also caused, or at least exacerbated, by the fraud and negligence of the insurance companies that issued California workers compensation coverage to the Company, the companies that financed the premiums for those coverages, and the bank that allowed McVay to endorse fraudulent checks in excess of $2,000,000. Consequently, in June 1993 the Company filed an action in Riverside Superior Court against Transamerica Insurance Finance Corporation, Commonwealth Risk Services-West, Commonwealth Risk Services, Inc., Robert McIntosh, Legion Insurance Company, Cananwill, Inc. and Sanwa Bank of California. This action was transferred to Los Angeles Superior Court in October 1993.

During October 1994, the Company reached a settlement with respect to this litigation. Pursuant to the settlement, the Company received $150,000 in cash and all parties to the litigation executed a mutual release of all claims related to such litigation. Previously, during fiscal 1994, the Company recovered approximately $534,000 of deposits previously written off. These amounts are included in other income in the Company's Consolidated Statements of Operations for fiscal 1995 and 1994.

California Department of Social Services Audit -- In December 1992, the Company received an audit report from the California Department of Social Services alleging overpayments of approximately $315,000 at its 6-bed group homes for the years 1991 and 1992. The Company is contesting this determination and filed a rate protest with the Department of Social Services in February 1993. An informal hearing was concluded in October 1995, and in April 1996, the Company filed a request for a formal hearing. The Department of Social Services has established August 6, 1996 as the hearing date. A provision for liability of approximately $201,000 is included in accrued other expenses at March 31, 1996 and 1995.

Other Litigation -- The Company is involved in various other legal proceedings, none of which are expected to have a material effect on the Company's financial position or results of operations.

NOTE L--RELATED PARTY TRANSACTIONS

In September 1993, the Company received $1,500,000 from T. Rowe Price under a 12%, one year term loan. This note had equity components through which T. Rowe Price received 172,200 shares of the Company's Common Stock upon closing and a warrant to increase its ownership position to up to one third of the Company's total outstanding Common Stock. In July 1994, T. Rowe Price exercised its warrant and purchased 1,662,080 shares of the Company's Common Stock for an aggregate purchase price of $1,848,000. A portion of the proceeds from the warrant exercised, $500,000, was used to reduce the balance outstanding under the term loan to $1,000,000. Subsequently, in September 1994, T. Rowe Price renewed the $1,000,000 balance outstanding under this loan for a term of five years. During fiscal 1996, the Company made unscheduled principal payments of approximately $708,000 that retired the outstanding balance under this loan. The Company wrote off deferred loan costs of approximately $64,000 in connection with the early extinguishment of the T. Rowe Price loan.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE L--RELATED PARTY TRANSACTIONS (continued)

During fiscal 1995 the Company entered into a one-year agreement with School Improvement Services, Inc. for marketing and consulting services; Joseph A. Fernandez, Ed.D., a director of the Company, is President and Chief Executive Officer of School Improvement Services, Inc. Compensation under this agreement consisted of a fee of $50,000 and warrants for 8,000 shares of the Company's Common Stock, exercisable at $6.25 per share. Additionally, in the event the average closing price of the Company's Common Stock during the period October 1, 1994 through September 30, 1995 was less than $6.25 per share, then the number of shares issuable under this warrant would be adjusted to equal the number of shares obtained by dividing $50,000 by the average closing price of the Company's Common Stock. Pursuant to this provision, during fiscal 1996 the number of shares issuable under this warrant was adjusted to 9,615, and the purchase price was reduced to $5.20. This agreement was renewed during fiscal 1996 for the period of October 1, 1995 through June 30, 1996. Compensation under this agreement during the renewal period consists of monthly payments of approximately $4,000. Payments under this agreement during fiscal 1996 and 1995, including reimbursable expenses, totaled $52,000 and $34,000, respectively.

In conjunction with its acquisition of Advocate Schools in 1988, the Company agreed to continue payments under several real property leases between Amy S. Harrison and/or Martha A. Petrey, Ph.D. and their former companies. Ms. Harrison and Dr. Petrey are the former stockholders of the acquired companies and are now officers and directors of the Company. These leases expired during fiscal 1994. However, the Company continues to utilize certain of the subject properties on a month-to-month basis under the same payment terms and conditions as in the original leases. Payments under these leases or month-to-month rental arrangements during the years ended March 31, 1996, 1995, and 1994 totaled $101,000, $101,000, and $312,000, respectively. Fiscal 1994 payments included $211,000 provided for in fiscal 1993 due to the Company's decision to close seven 6-bed group homes as part of its fiscal 1993 restructuring.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE M--SIGNIFICANT CUSTOMERS

Virtually all of the Company's revenues are attributable to contracts with state and local government and governmental agencies. Such contracts are typically subject to renewal annually. Contract renewal is affected by the quality and type of services provided by the Company.

The following summarizes those customers from which in excess of 10% of the Company's youth services revenues were derived:

For the Year
Ended                                                        % of Operating
March 31:      Customer                  Revenue                 Revenue
- ------------  ------------------------   -------------       ---------------
1996          Riverside County
                Office of Education        $ 5,360,000                 23%
              State of Tennessee             3,612,000                 15
                                           -----------                 --
                                           $ 8,972,000                 38%
                                           ===========                 ==


1995          Riverside County
                Office of Education        $ 5,080,000                 25%
              State of Tennessee             3,636,000                 17
                                           -----------                 --
                                           $ 8,716,000                 42%
                                           ===========                 ==


1994          Riverside County
                Office of Education        $ 5,179,000                 28%
              State of Tennessee             3,780,000                 20
                                           -----------                 --
                                           $ 8,959,000                 48%
                                           ===========                 ==

At March 31, 1996 and 1995, accounts receivable from the above customers totaled $906,000 and $956,000, respectively. Additionally, accounts receivable from Los Angeles City Unified School District totaled $366,000 and $478,000 at March 31, 1996 and 1995, respectively.

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

     None

                                    PART III

     INFORMATION REQUIRED BY ITEM 10 (DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT), ITEM 11 (EXECUTIVE COMPENSATION), ITEM 12 (SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT), AND ITEM 13 (CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS), will be included in the Company's Proxy Statement to be filed within 120 days of March 31, 1996 and is incorporated herein by reference.

                                    PART IV
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements
     The following financial statements of Children's Comprehensive Services, Inc. are included in Part II, Item 8:

                                                                       Page
                                                                       ----
          Consolidated Balance Sheets-March 31, 1996 and 1995          31

          Consolidated Statements of Operations for the Years Ended
               March 31, 1996, 1995 and 1994                           33

          Consolidated Statements of Shareholders' Equity for
               the Years Ended March 31, 1996, 1995 and 1994           34

          Consolidated Statements of Cash Flows for the Years
               Ended March 31, 1996, 1995 and 1994                     35

          Notes to Consolidated Financial Statements                   37

     (2)  Financial Statement Schedules

     Schedule II - Valuation and qualifying accounts                   55

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not applicable or not required under their related instructions or the required information is included in the financial statements or notes thereto.

     (3)  Management Contracts and Compensatory Plans or Arrangements

          1987 Employee Stock Option Plan, as amended, (included herein as
          Exhibit 10.4)

          1989 Stock Option Plan for Non-Employee Directors, (included herein as Exhibit 10.5)

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed for the quarter ended March 31, 1996.

(c)  Exhibits

     The exhibits listed in the accompanying index to exhibits on page 56 are filed as part of this annual report on Form 10-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHILDREN'S COMPREHENSIVE SERVICES, INC.


Date:  June 28, 1996               By:/s/William J Ballard
                                      ------------------------------------------
                                      William J Ballard
                                      Chairman, Chief Executive Officer
                                      and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  June 28, 1996                  /s/William J Ballard
                                      ------------------------------------------
                                      William J Ballard
                                      Chairman, Chief Executive Officer
                                      and Director (Principal Executive
                                      Officer)

Date:  June 28, l996                  /s/Amy S. Harrison
                                      ------------------------------------------
                                      Amy S. Harrison
                                      Vice Chairman, President and Director


Date:  June 28, 1996                  /s/Martha A. Petrey, Ph.D.
                                      ------------------------------------------
                                      Martha A. Petrey, Ph.D.
                                      Executive Vice President and Director



Date:  June 28, 1996                  /s/Stephen H. Norris
                                      ------------------------------------------
                                      Stephen H. Norris
                                      Executive Vice President


Date:  June 28, 1996                  /s/Donald B. Whitfield
                                      ------------------------------------------
                                      Donald B. Whitfield
                                      Vice President - Finance, Secretary
                                      and Treasurer (Principal Financial and
                                      Accounting Officer)

Date:  June 28, 1996                  Thomas B. Clark
                                      ------------------------------------------
                                      Thomas B. Clark
                                      Director


Date:  June 28, 1996                  /s/Joseph A. Fernandez, Ed.D.
                                      ------------------------------------------
                                      Joseph A. Fernandez, Ed.D.
                                      Director


Date:  June 28, 1996                  /s/David L. Warnock
                                      ------------------------------------------
                                      David L. Warnock
                                      Director

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    CHILDREN'S COMPREHENSIVE SERVICES, INC.



- ---------------------------------------------------------------------------------------------------------
  COL. A                          COL B.                COL C.                  COL D.           COL E.
- ---------------------------------------------------------------------------------------------------------
                                                        Additions
                                                ----------------------------
                                                   (1)            (2)
                                  Balance       Charged to     Charged to                        Balance
                                at Beginning     Costs and   Other Accounts-   Deductions-       at End
DESCRIPTION                      of Period        Expenses      Describe        Describe        of Period
- ---------------------------------------------------------------------------------------------------------
Year ended March 31, 1996:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts                   $133,000         $38,000            $-0-       $ 25,000(1)     $146,000
                                  --------         -------            ---        --------        --------
           Totals                 $133,000         $38,000            $-0-       $ 25,000        $146,000
                                  ========         =======            ===        ========        ========

Year ended March 31, 1995:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts                   $368,000         $83,000            $-0-       $318,000(1)     $133,000
                                  --------         -------            ---        --------        --------
           Totals                 $368,000         $83,000            $-0-       $318,000        $133,000
                                  ========         =======            ===        ========        ========

Year ended March 31, 1994:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts                   $354,000         $92,000            $-0-       $ 78,000(1)     $368,000
                                  --------         -------            ---        --------        --------
           Totals                 $354,000         $92,000            $-0-       $ 78,000        $368,000
                                  ========         =======            ===        ========        ========

- --------------------

(1)  Uncollectible accounts written off against allowance account.

                               INDEX TO EXHIBITS


Exhibit
 Number             Description of Exhibit
 ------             ----------------------
 3.1                Restated Charter filed June 11, 1987. (1)
 3.2                By-Laws. (2)
 3.3                Amendment to Restated Charter filed June 26, 1989.  (2)
 3.4                Amendment to Restated Charter filed February 11, 1994. (6)
 3.5                Amendment to Restated Charter filed March 21, 1996.
 4                  Specimen Stock Certificate. (6)
10.1                Non-competition Agreement between Registrant and Amy S.
                    Harrison. (3)
10.2                Non-competition Agreement between Registrant and Martha A.
                    Petrey. (3)
10.3                Registration Agreement between Registrant and Amy S.
                    Harrison and Martha A. Petrey. (3)
10.4                1987 Employee Stock Option Plan, as amended. (8)
10.5                1989 Stock Option Plan for Non-Employee Directors. (4)
10.6                Assignment and Sublease between Registrant and Helicon
                    Incorporated. (5)
10.7                Warrant Agreement dated as of September 20, 1993 between
                    the Registrant and Signet Commercial Credit Corporation.
                    (6)
10.8                Loan Agreement dated as of September 23, 1994, by and
                    between Registrant, Children's Comprehensive Services of
                    California, Inc. and National Health Investors, Inc. (7)
10.9                Security Agreement/Deposits dated as of September 23,
                    1994, by and among Registrant and Children's Comprehensive
                    Services of California, Inc. and National Health
                    Investors, Inc. (7)
10.10               Security Agreement/Projects dated as of September 23,
                    1994, between Registrant, Children's Comprehensive
                    Services of California, Inc. and National Health
                    Investors, Inc. (7)
10.11               Equity Participation Agreement dated as of September 23,
                    1994, by and between Registrant, Children's Comprehensive
                    Services of California, Inc. and National Health
                    Investors, Inc. (7)
10.12               Assignment and Participation Agreement dated as of
                    September 23, 1994, by and between Registrant and National
                    Health Investors, Inc. (7)
10.13               Assignment and Participation Agreement dated as of
                    September 23, 1994, by and between Children's
                    Comprehensive Services of California, Inc. and National
                    Health Investors, Inc. (7)
10.14               Intercreditor Agreement dated as of September 23, 1994, by and among Registrant, Children's Comprehensive Services of
                    California, Inc., National Health Investors, Inc., First
                    American National Bank, and T. Rowe Price Strategic
                    Partners Fund II, L.P. (7)
10.15               Loan and Security Agreement dated September 23, 1994, by
                    and among First American National Bank, Registrant and
                    Children's Comprehensive Services of California, Inc. (7)

Exhibit
 Number             Description of Exhibit
 ------             ----------------------
10.16               Collateral Assignment of Loan Documents dated as of
                    September 23, 1994, by Registrant in favor of First
                    American National Bank. (7)
10.17               Second Amendment to Collateral Assignment of Loan
                    Documents dated January 29, 1996, by the Registrant in
                    favor of First American National Bank.
10.18               Amendment No. 1 to Warrant Agreement dated October 4,
                    1995, between the Registrant and School Improvement
                    Services, Inc.
10.19               Consulting and Marketing Agreement, effective as of August
                    1, 1992, dated September 22, 1994, by and between the
                    Registrant and Helicon Incorporated. (8)
10.20               Agreement dated as of August 4, 1994, between the
                    Registrant and Riverside County, California Superintendent
                    of Schools for special education services. (8)
10.21               Registration Rights Agreement, dated September 20, 1993,
                    by and between the Registrant and T. Rowe Price Strategic
                    Partners Fund II, L.P.
10.22               Debt Subordination Agreement dated January 29, 1996, by
                    and between First American National Bank, the Registrant
                    and National Health Investors.
10.23               Guaranty and Suretyship Agreement dated January 29, 1996,
                    by and between First American National Bank, the
                    Registrant and Helicon Incorporated.
10.24               Second Amendment to Loan and Security Agreement dated
                    January 29, 1996, by and among First American National
                    Bank and the Registrant.
11                  Statement Re: Computation of Per Share Earnings.
21                  Subsidiaries of the Registrant.
23                  Consent of Ernst & Young LLP.
27                  Financial Data Schedule

(1) Incorporated herein by reference from Registrant's Registration Statement on Form S-1, filed June 12, 1987 (Reg. No. 33-15034).
(2) Incorporated herein by reference from Registrant's Registration Statement on Form S-1, filed October 11, 1989 (Reg. No. 33-31527).
(3) Incorporated herein by reference from Registrant's Form 8-K, dated April 12, 1988, reporting the acquisition of Advocate Schools (File No. 0-16162).
(4) Incorporated herein by reference from Registrant's Registration Statement on Form S-8, filed February 14, 1990 (Reg. No. 2-33-33499).
(5) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended March 31, 1990, dated June 28, 1990 (File No. 0-16162).
(6) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended March 31, 1994, dated June 28, 1994 (File No. 0-16162).
(7) Incorporated herein by reference from Registrant's Form 8-K, dated October 11, 1994, reporting the execution of loan agreements with National Health Investors, Inc., T. Rowe Price Strategic Partners Fund II, L.P., and First American National Bank (File No. 0-16162).
(8) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended March 31, 1995, dated June 28, 1995 (File No. 0-16162).