Form 10-Q
period 1996-06-30
CHILDRENS COMPREHENSIVE SERVICES INC
filed 1996-08-13
CIK 816247

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark one)                         FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF l934

      For the transition period from          to
                                     --------    ---------

                         Commission File Number 0-16162

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

         Tennessee                                        62-1240866
- -------------------------------                     ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

805 South Church Street, Murfreesboro, Tennessee            37130
- ------------------------------------------------    ----------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (615) 896-3100
                                                   -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X     No
                                       -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $ .01 Par Value, outstanding at August 2, 1996 - 5,499,160
- ------------------------------------------------------------------------
shares.
- -------

                    Index to Exhibits is Found on Page 18

                                     INDEX

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                      Page
                                                                     Number
                                                                     ------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

    Consolidated Balance Sheets--June 30, 1996
    and March 31, 1996. . . . . . . . . . . . . . . . . . . . . . . .  3

    Consolidated Statements of Income--
    Three months ended June 30, 1996 and 1995 . . . . . . . . . . . .  5

    Consolidated Statements of Cash Flows--
    Three months ended June 30, 1996 and 1995 . . . . . . . . . . . .  6

    Notes to Consolidated Financial Statements--
    June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .  8

Item 2. Management's Discussion and
    Analysis of Financial Condition and Results
    of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .  9

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 16

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                    June 30,      March 31,
                                                      1996          1996
                                                    --------      ---------
ASSETS

CURRENT ASSETS

     Cash                                         $ 3,318,000   $ 2,427,000
     Accounts receivable, net of allowance
          for doubtful accounts of $143,000
          at June 30 and $146,000 at March 31       4,025,000     4,468,000
     Prepaid expenses                                 300,000       303,000
     Other current assets                             404,000       254,000
                                                  -----------   -----------
                        TOTAL CURRENT ASSETS        8,047,000     7,452,000

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $4,994,000 at June 30
     and $4,803,000 at March 31                    14,183,000    14,306,000
NOTE RECEIVABLE                                       217,000       217,000
OTHERASSETS AND DEFERRED CHARGES, at cost,
     net of accumulated amortization of
     $346,000 at June 30 and $332,000 at
     March 31                                         135,000       147,000
                                                  -----------   -----------
                                TOTAL ASSETS      $22,582,000   $22,122,000
                                                  ===========   ===========

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                   June 30,      March 31,
                                                     1996          1996
                                                 ------------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                            $    540,000   $   658,000
     Current maturities - long-term debt              206,000       201,000
     Accrued employee compensation                    997,000     1,570,000
     Accrued other expenses                           595,000       648,000
     Deferred revenue                                 160,000       160,000
     Income taxes payable                             492,000       311,000
                                                 ------------   -----------
                   TOTAL CURRENT LIABILITIES        2,990,000     3,548,000

DEFERRED TAXES PAYABLE                                125,000       125,000
LONG-TERM DEBT                                      6,000,000     6,052,000
OTHER LIABILITIES                                     365,000       365,000
                                                 ------------   -----------
                           TOTAL LIABILITIES        9,480,000    10,090,000
                                                 ------------   -----------
SHAREHOLDERS' EQUITY

     Preferred stock, par value $1.00 per
       share--10,000,000 shares authorized                -0-           -0-
     Common stock, par value $ .01 per share
       --10,000,000 shares authorized; issued
       and outstanding 5,494,785 shares at
       June 30 and 5,378,726 shares at March 31        55,000        54,000
     Additional paid-in capital                    25,638,000    25,422,000
     Accumulated (deficit)                        (12,591,000)  (13,444,000)
                                                 ------------   -----------
                  TOTAL SHAREHOLDERS' EQUITY       13,102,000    12,032,000
                                                 ------------   -----------

                       TOTAL LIABILITIES AND

                        SHAREHOLDERS' EQUITY     $ 22,582,000   $22,122,000
                                                 ============   ===========



                See notes to consolidated financial statements.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                   Three Months Ended
                                                         June 30,
                                              ------------------------------
                                                 1996               1995
                                              -----------        -----------
Revenues:
   Operating revenues                         $ 6,482,000        $ 5,518,000
   Management fee income                          311,000            106,000
                                              -----------        -----------
                         TOTAL REVENUES         6,793,000          5,624,000
                                              -----------        -----------
Operating expenses:

   Employee compensation and benefits           4,063,000          3,415,000
   Purchased services and other
     expenses                                   1,182,000          1,086,000
   Depreciation and amortization                  191,000            264,000
   Related party rent                              25,000             25,000
                                              -----------        -----------
               TOTAL OPERATING EXPENSES         5,461,000          4,790,000
                                              -----------        -----------

Income from operations                          1,332,000            834,000
Other (income) expense:
   Interest:

     Banks and other                              200,000            211,000
     Related parties                                  -0-             29,000

   Interest income                                (32,000)            (2,000)
                                              -----------        -----------
      TOTAL OTHER (INCOME) EXPENSE, NET           168,000            238,000
                                              -----------        -----------
Income before income taxes                      1,164,000            596,000
Provision for income taxes                        311,000             89,000
                                              -----------        -----------
                             NET INCOME       $   853,000        $   507,000
                                              -----------        -----------
Net income per common share:

   Primary                                    $       .15        $       .09
                                              ===========        ===========
   Fully diluted                              $       .15        $       .09
                                              ===========        ===========



                 See notes to consolidated financial statements.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                        Three Months Ended
                                                              June 30,
                                                    --------------------------
                                                        1996          1995
                                                    -----------    -----------
OPERATING ACTIVITIES
  Net income                                        $   853,000    $   507,000
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                       191,000        202,000
     Amortization                                           -0-         62,000
     Amortization of deferred loan costs                 14,000         24,000
  Changes in operating assets and liabilities:
     Decrease in accounts receivable                    443,000        389,000
     Decrease in prepaid expenses                         3,000         13,000
     (Increase) in other current assets                (150,000)       (50,000)
     (Decrease) in accounts payable                    (118,000)      (262,000)
     (Decrease) in accrued employee compensation       (573,000)      (259,000)
     Increase (decrease) in accrued expenses            (53,000)        65,000
     Increase in income taxes payable                   181,000         39,000
     Increase in deferred revenue                           -0-         15,000
                                                    -----------    -----------
                            NET CASH PROVIDED BY
                            OPERATING ACTIVITIES        791,000        745,000
                                                    -----------    -----------

INVESTING ACTIVITIES
  Purchase of property and equipment                    (68,000)       (46,000)
  (Increase) in other assets                             (2,000)           -0-
                                                    -----------    -----------
                               NET CASH (USED) BY
                             INVESTING ACTIVITIES   $   (70,000)   $   (46,000)
                                                    -----------    -----------



                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                        Three Months Ended
                                                             June 30,
                                                     -------------------------
                                                        1996          1995
                                                     ----------    -----------
FINANCING ACTIVITIES
  Proceeds from revolving lines of credit            $      -0-    $ 1,417,000
  Principal payments on revolving lines of
     credit and long-term borrowings                    (47,000)    (1,458,000)
  Principal payments on long-term
     borrowings - related parties                           -0-        (14,000)
                                                    -----------    -----------
  Proceeds from issuance of Common Stock                217,000            -0-
  Stock issue/registration costs                            -0-        (23,000)
                                                    -----------    -----------
                     NET CASH PROVIDED (USED)

                      BY FINANCING ACTIVITIES           170,000        (78,000)

INCREASE IN CASH AND CASH EQUIVALENTS                   891,000        621,000
  Cash and cash equivalents at
     beginning of period                              2,427,000         69,000
                                                    -----------    -----------
                    CASH AND CASH EQUIVALENTS
                             AT END OF PERIOD       $ 3,318,000    $   690,000
                                                    ===========    ===========



                See notes to consolidated financial statements.


                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 June 30, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made in the consolidated financial statements for the three month period ended June 30, 1995, to conform to the presentation of the financial statements for the three month period ended June 30, 1996. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended March 31, 1996.

NOTE B -- NET INCOME PER COMMON SHARE

The computation of net income per common share is based on the weighted average number of shares outstanding and common stock equivalents, consisting of dilutive stock options and warrants.

NOTE C -- SUBSEQUENT EVENT

In July 1996, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission covering the proposed public offering of 2,500,000 shares of the Company's Common Stock. Of the shares being offered, 1,500,000 shares are being offered by the Company, and 1,000,000 shares are being offered by certain shareholders of the Company, primarily T. Rowe Price Strategic Partners Fund II, L.P. If the offering is successfully completed, the Company intends to use the net proceeds from the offering to repay outstanding indebtedness, to finance expansion of the Company's programs, including possible acquisitions, and for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and this Quarterly Report on Form 10-Q contain forward-looking statements and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under "Business - Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

GENERAL

    As of June 30, 1996, the Company was providing education and treatment services to approximately 1,700 at risk and troubled youth pursuant to contracts with governmental agencies to manage 39 programs in 5 states. These services were provided directly or through the Company's management contract with Helicon, Incorporated ("Helicon"), a Section 501(c)(3) not-for-profit corporation. Revenues under these contracts are recognized as services are rendered. The Company's programs are delivered in both non-residential and residential settings, with the majority of the Company's revenues currently generated by non-residential programs. The Company's non-residential programs, which historically have generated higher operating margins than the Company's residential facilities, generally receive revenues based on per diem rates. The Company's residential facilities generally receive revenues under either fixed fee contracts or at per diem rates.

    The Company receives management fee income from Helicon for consulting, management and marketing services rendered pursuant to a Consulting and Marketing Agreement, effective as of August 1992, by and between Helicon and the Company (the "Helicon Agreement"). As of June 30, 1996, the Company was providing consulting, management and marketing services to Helicon at 12 programs. In addition, Helicon also leases two facilities owned by the Company to operate its programs. Pursuant to the Helicon Agreement, the Company is entitled to receive for these services management fee income in an amount equal to 6% of the monthly gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. During the three months ended June 30, 1996, the Company recognized all of the management fee income to which it was entitled. However, for each of the fiscal years ended March 31, 1996, 1995 and 1994, the Company did not recognize all of the management fee income to which it was entitled due to the inability of Helicon to pay these amounts, and there can be no assurance that the Company will recognize any management fee income in the future. As of June 30, 1996, unpaid management fees, lease payments and advances, plus interest, due the Company from Helicon totaled $6,653,000. Based on the current level of operations being maintained by Helicon, the Company does not anticipate collecting any of this amount. The Company has fully reserved this amount, and future payments received from Helicon on this amount, if any, will be recognized by the Company on the cash basis. The Helicon Agreement expires September 1, 1999. The Company has also guaranteed Helicon's obligations under a bank line of credit in the amount of $500,000. See "-Liquidity and Capital Resources."

    Employee compensation and benefits include facility and program payrolls and related taxes, as well as employee benefits, including insurance and worker's compensation coverage. Employee compensation and benefits also includes general and administrative payroll and related benefit costs, including salaries and supplemental compensation of officers.

    Purchased services and other expenses include all expenses not otherwise presented separately in the Company's statements of income. Significant components of these expenses at the operating level include items such as food, utilities, supplies, rent and insurance. Significant components of these expenses at the administrative level include legal, accounting, investor relations, marketing, consulting and travel expense.

    The Company's effective tax rate is less than the statutory tax rate because of the utilization of tax net operating loss carryforwards for which no tax benefit had previously been recognized. At March 31, 1996, the Company had net operating loss carryforwards of $5,741,000, utilization of which is subject to annual limitations pursuant to the provisions of Internal Revenue Code
Section 382.

    The Company's quarterly results may fluctuate significantly as a result of a variety of factors, including the timing of the opening of new programs. When the Company opens a new program, the program may be unprofitable until the program population, and net revenues contributed by the program, approach intended levels, primarily because the Company initially staffs its programs based on such intended population levels. During the quarter ended June 30, 1996, the Company executed contracts for three new programs, two of which will open during the quarter ending September 30, 1996. The Company expects to incur operating losses at these two programs until such time as the program populations approach intended levels. As a result, the Company's results of operations will be adversely affected in the quarter ending September 30, 1996.

    In July 1996, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission covering the proposed public offering of 2,500,000 shares of the Company's Common Stock. Of the shares being offered, 1,500,000 shares are being offered by the Company, and 1,000,000 shares are being offered by certain shareholders of the Company, primarily T. Rowe
Price Strategic Partners Fund II, L.P.

Results of Operations

    The following table sets forth, for the periods indicated, the percentage relationship to the Company's total revenues of certain items in the Company's statements of income:


                                           Three Months Ended
                                                 June 30,
                                           ------------------
                                            1996        1995
                                           ------      ------
Operating revenues                          95.4%       98.1%
Management fee income                        4.6         1.9
                                           -----       -----
  Total revenues                           100.0       100.0
                                           -----       -----
Employee compensation and benefits          59.8        60.7
Purchased services and other expenses       17.4        19.3
Depreciation and amortization                2.8         4.7
Related party rent                            .4          .5
                                           -----       -----
  Total operating expenses                  80.4        85.2
                                           -----       -----
Income from operations                      19.6        14.8
Interest expense                             2.9         4.3
Interest income                              (.5)        (.1)
Provision for income taxes                   4.6         1.6
                                           -----       -----
  Net income                                12.6%        9.0%
                                           =====       =====

Results of Operations

Three Months Ended June 30, 1996 and June 30, 1995

    Total revenues for the three months ended June 30, 1996 increased $1,169,000, or 20.8%, to $6,793,000 as compared to $5,624,000 for the three months ended June 30, 1995. Operating revenues for the three months ended June 30, 1996 increased $964,000, or 17.5%, to $6,482,000 as compared to $5,518,000 for the three months ended June 30, 1995. The increase in operating revenues results primarily from the opening of three new programs during fiscal 1996 which were in operation throughout the entire three months ended June 30, 1996, and from significant increases in student enrollment at four of the Company's programs.

    Management fee income recognized under the Helicon Agreement increased $205,000 to $311,000 for the three months ended June 30, 1996 as compared to $106,000 for the three months ended June 30, 1995. Additional management fee income of $217,000 for the three months ended June 30, 1995 was not recognized by the Company due to the inability of Helicon to pay those amounts.

    Employee compensation and benefits for the three months ended June 30, 1996 increased $648,000, or 19.0%, to $4,063,000 as compared to $3,415,000 for the three months ended June 30, 1995. As a percentage of total revenues, employee compensation and benefits decreased to 59.8% for the three months ended June 30, 1996 from 60.7% for the three months ended June 30, 1995. The increase in employee compensation and benefits over the same period in the prior year results primarily from the opening of three new programs during fiscal 1996 which were in operation throughout the entire three months ended June 30, 1996, from significant expansion at two of the Company's programs, and from an increase in the amounts accrued under the Company's incentive compensation plans.

    Purchased services and other expenses for the three months ended June 30, 1996 increased $96,000, or 8.8%, to $1,182,000 as compared to $1,086,000 for the three months ended June 30, 1995. As a percentage of total revenues, purchased services and other expenses decreased to 17.4% for the three months ended June 30, 1996 from 19.3% for the three months ended June 30, 1995. The increase in purchased services and other expenses over the same period in the prior year is attributable primarily to the opening of three new programs during fiscal 1996 which were in operation throughout the entire three months ended June 30, 1996, and from increases in consulting, audit and travel expenses, net of a reduction in legal expense.

    Depreciation and amortization for the three months ended June 30, 1996 decreased $73,000, or 27.7%, to $191,000 as compared to $264,000 for the three months ended June 30, 1995. The decrease in depreciation and amortization compared to the same period in the prior year is attributable primarily to the reduction in amortization of non-competition agreements from approximately $62,000 for the three months ended June 30, 1995 to $-0- for the three months ended June 30, 1996.

    Income from operations for the three months ended June 30, 1996 increased $498,000, or 59.7%, to $1,332,000 as compared to $834,000 for the three months ended June 30, 1995, and increased as a percentage of total revenues to 19.6% for the three months ended June 30, 1996 from 14.8% for the three months ended June 30, 1995 as a result of the factors described above.

    Interest expense for the three months ended June 30, 1996 decreased $40,000, or 16.7%, to $200,000 as compared to $240,000 for the three months ended June 30, 1995. The decrease in interest expense is attributed primarily to a reduction in the average balance of debt outstanding and to a decrease in the amortization of deferred loan costs.

    Interest income increased $30,000 to $32,000 for the three months ended June 30, 1996 as compared to $2,000 for the three months ended June 30, 1995. The increase in interest income over the same period in the prior year is attributable primarily to the increase in cash available for investment.

    Provision for income taxes for the three months ended June 30, 1996 increased $222,000, or 249.4%, to $311,000 as compared to $89,000 for the three months ended June 30, 1995. The Company's effective tax rate is less than the statutory tax rate because of the utilization of tax net operating loss carryforwards for which no tax benefit had previously been recognized.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities for the three months ended June 30, 1996 was $791,000 on net income of $853,000 as compared to $745,000 on net income of $507,000 for the three months ended June 30, 1995. Working capital at June 30, 1996 was $5,057,000, as compared to $3,904,000 at March 31, 1996.

    Cash used by investing activities was $70,000 for the three months ended June 30, 1996 as compared to $46,000 for the three months ended June 30, 1995, due primarily to an increase in cash outlays for the purchase of property and equipment. Cash of $170,000 was provided by financing activities for the three months ended June 30, 1996 as compared to a use of $78,000 for the three months ended June 30, 1995, due primarily to the receipt of proceeds of $217,000 from the issuance of shares of the Company's Common Stock (through the exercise of stock options and warrants) during the three months ended June 30, 1996.

    In September 1994, the Company executed agreements with National Health Investors, Inc. ("NHI") and T. Rowe Price Strategic Partners Fund II, L.P. ("Strategic Partners"), pursuant to which the Company refinanced all of its existing short-term obligations through five-year term loans from NHI and Strategic Partners for $6.5 million (at 11.5% per annum) and $1.0 million (at 12% per annum), respectively. During fiscal 1996, the Company made unscheduled principal payments of approximately $708,000 towards the Strategic Partners term loan, resulting in the retirement of the outstanding obligation under that loan.

    The agreement with NHI gives NHI a 25% interest in any increases in the equity of the Company's operations at the Helicon Youth Center in Riverside, California, and Grand Terrace School in Grand Terrace, California. Any amounts due NHI under the provisions of the equity participation agreement, as calculated pursuant to a formula based on the net operating income of such facilities during the period of the loan, will not be payable until the repayment of the NHI loan. As of June 30, 1996, there were no amounts due under the equity participation agreement. The agreement with NHI also gives NHI a 5% interest in any increases in gross revenues of the Company generated by the Company's operations at the Helicon Youth Center and Grand Terrace School. As of June 30, 1996, the amount due under the revenue participation agreement was approximately $25,000. The agreement with NHI also requires the Company to provide a debt service reserve equal to six months' payments of principal and interest, an amount which totals approximately $460,000. This reserve was established through the execution of an irrevocable letter of credit. Security under the NHI agreement consists primarily of a first priority lien on substantially all of the Company's real estate, improvements and equipment.

    In September 1994, the Company also obtained a $2.5 million one-year revolving line of credit from First American National Bank ("FANB"). This line of credit, which was renewed in September 1995 for an additional term of one year, bears interest at prime + 3/4% (9% as of June 30, 1996) and is secured primarily by a first priority lien on the Company's accounts and notes receivable. In January 1996, the Company's line of credit was reduced to $2.0 million, in order to facilitate Helicon's obtaining a $500,000 line of credit from FANB. As a further condition to Helicon's line of credit, which was obtained in January 1996, the Company agreed to guarantee Helicon's performance under such line of credit. No advances have been made under Helicon's line of credit.

    Availability under the Company's line of credit is limited to the lesser of $2.0 million or eighty-five percent of eligible accounts receivable of the Company. Additionally, availability under the line of credit has been reduced by approximately $460,000 as the issuance of the letter of credit in favor of NHI for the debt service reserve referred to above reduced the Company's available credit by a like amount. As there were no borrowings outstanding under the line of credit at June 30, 1996, availability under the line of credit was approximately $1,540,000.

    The loan agreement with NHI and the FANB line of credit require the Company to comply with certain restrictive covenants with respect to its business and operations and to maintain certain financial ratios that become more stringent over time. The restrictive covenants under these agreements prohibit the Company, without the prior consent of its lenders, from entering into major corporate transactions, such as a merger, tender offer or sale of its assets, incurring additional indebtedness, and, under the FANB line of credit, declaring or paying cash dividends.

    If the Company's proposed public offering is successfully completed, the Company plans to use a portion of the net proceeds from the offering to repay, in October 1996, all of the Company's outstanding indebtedness to NHI. Pursuant to the terms of the agreement with NHI, the Company will incur a prepayment penalty equal to 8% of the amount of indebtedness prepaid. The Company plans to repay the NHI indebtedness in October 1996 to take advantage of a reduction in the prepayment penalty effective October 1, 1996. As a result of the repayment of this debt, the Company expects to incur a pre-tax extraordinary charge of approximately $620,000, approximately $500,000 of which represents the prepayment penalty. There can be no assurance, however, that the offering will be consummated. In the event the offering is not consummated, the Company intends to pay the NHI indebtedness as due in accordance with the NHI loan agreement.

    Following the repayment of the NHI indebtedness, the provisions of the loan agreement with NHI and the obligations under the NHI equity and revenue participation agreements will terminate. The Company also intends to pursue the negotiation of a new credit facility following the completion of its proposed offering to increase the amount of credit available to the Company. There can be no assurance, however, that the Company will enter into an agreement for a new credit facility.

    Capital expenditures during fiscal 1997 are expected to include the replacement of existing capital assets as necessary, as well as the costs associated with the opening of new programs and facilities, including the possible purchase of certain real estate and improvements. In July 1996, the Company entered into an agreement to purchase, for $690,000, real property currently being utilized by Helicon for certain of its Tennessee programs. Closing for this transaction is scheduled for January 1997. The Company also may consider possible strategic acquisitions, including acquisitions of existing programs and other companies engaged in the youth services business. The Company, however, has no agreements, arrangements or commitments with respect to any such acquisitions.

    Current obligations, typically due within thirty days or less, are expected to be funded with cash flow from operations and borrowings under the Company's line of credit. Management believes that operations and amounts available under its line of credit will provide sufficient cash flow for the next twelve months and that long-term liquidity requirements will be met from cash flow from operations and outside financing sources. If the proposed public offering is consummated, the Company intends to use the net proceeds to repay outstanding indebtedness as described above, to finance future expansion of the Company's programs, including possible acquisitions, and for general corporate purposes.

INFLATION

    Inflation has not had a significant impact on the Company's results of operations since inception. Certain of the Company's existing contracts provide for annual price increases based upon changes in the Consumer Price Index.

IMPACT OF ACCOUNTING CHANGES

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement imposes stricter criteria for long-term assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company adopted SFAS 121 effective April 1, 1996. Adoption of SFAS 121 had no effect on the results of operations, financial condition or cash flows of the Company.

    In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." This statement requires new disclosures in the notes to the financial statements about stock-based compensation plans based on the fair value of equity instruments granted. Companies also may base the recognition of compensation cost for instruments issued under stock-based compensation plans on these fair values. The Company adopted SFAS 123 effective April 1, 1996, but does not plan to change the method of accounting for these plans.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

In October 1995, a civil action was filed in the Circuit Court of Colbert County, Alabama, against the Company and certain of the Company's employees in connection with the circumstances surrounding the alleged wrongful death of a juvenile enrolled at the Company's wilderness program in Jasper, Alabama. The Company's investigation indicated that the juvenile had physical impairments prior to his enrollment in the wilderness program, which may have contributed to his death. The complaint, among other things, alleged negligence and civil rights violations on the part of the Company and certain of its employees, and sought an unspecified amount of damages. In July 1996, the Company reached a confidential settlement of this lawsuit which will not have an adverse effect on the Company's financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K:

    (a) The following exhibit is included herein:

        (11)  Statement re:  computation of earnings per share.
        (27)  Financial Data Schedule.  (SEC use only)

    (b) Reports on Form 8-K:

        There were no reports on Form 8-K for the three months ended June 30, 1996.

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

                                   CHILDREN'S COMPREHENSIVE SERVICES, INC.
                                   ---------------------------------------
                                               (Registrant)

Date:  August 13, 1996             /s/ WILLIAM J BALLARD
                                   -----------------------------------------
                                       William J Ballard
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)

Date:  August 13, 1996             /s/ DONALD B. WHITFIELD
                                   -----------------------------------------
                                       Donald B. Whitfield
                                       Vice President of Finance, Secretary
                                       and Treasurer (Principal Financial
                                       and Accounting Officer)

                                 Exhibit Index

Exhibit No.                                                           Page

    11            Computation of Per Share Earnings                    19
    27            Financial Data Schedule (SEC use only)               20