Form 10-Q
period 1996-09-30
CHILDRENS COMPREHENSIVE SERVICES INC
filed 1996-11-14
CIK 816247

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark one)                         FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF l934

      For the transition period from             to
                                     ------------   -------------

                         Commission File Number 0-16162

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.
                    ---------------------------------------

             (Exact name of registrant as specified in its charter)



         Tennessee                                        62-1240866
-------------------------------                     ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

805 South Church Street, Murfreesboro, Tennessee            37130
------------------------------------------------    -----------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (615) 896-3100

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

Common Stock, $ .01 Par Value, outstanding at November 11, 1996 - 7,126,444 shares.

                                     INDEX

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                        Page
                                                                       Number
                                                                       ------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

    Consolidated Balance Sheets--September 30, 1996
    (Unaudited) and March 31, 1996. . . . . . . . . . . . . . . . . . .  3

    Consolidated Statements of Income--
    Three months ended September 30, 1996 and 1995;
    Six months ended September 30, 1996 and 1995. . . . . . . . . . . .  5

    Consolidated Statements of Cash Flows--
    Six months ended September 30, 1996 and 1995. . . . . . . . . . . .  6

    Notes to Consolidated Financial Statements--
    September 30, 1996. . . . . . . . . . . . . . . . . . . . . . . . .  8

Item 2. Management's Discussion and
    Analysis of Financial Condition and Results
    of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .  9


PART II. OTHER INFORMATION

Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . 17

Item 4. Submission of Matters to a Vote of Security Holders . . . . . . 17

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 17



SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                   September 30,   March 31,
                                                        1996         1996
                                                   -------------   ---------
ASSETS

CURRENT ASSETS
     Cash (including cash equivalents of
     $25,375,000 at September 30 and $-0-
     at March 31)                                   $26,651,000   $ 2,427,000
     Short-term investments                             491,000           -0-
     Accounts receivable, net of allowance
          for doubtful accounts of $106,000 at
          September 30 and $146,000 at March 31       3,932,000     4,468,000
     Prepaid expenses                                   355,000       303,000
     Other current assets                               613,000       254,000
                                                    -----------   -----------
                            TOTAL CURRENT ASSETS     32,042,000     7,452,000

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $5,184,000 at September 30
     and $4,803,000 at March 31                      14,323,000    14,306,000
NOTE RECEIVABLE                                         217,000       217,000
OTHER ASSETS AND DEFERRED CHARGES, at cost,
     net of accumulated amortization of
     $373,000 at September 30 and $332,000 at
     March 31                                           193,000       147,000
                                                    -----------   -----------

                                    TOTAL ASSETS    $46,775,000   $22,122,000
                                                    ===========   ===========

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                 September 30,    March 31,
                                                     1996           1996
                                                 -------------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                             $   731,000   $   658,000
     Current maturities-long term debt                213,000       201,000
     Accrued employee compensation                  1,147,000     1,570,000
     Income taxes payable                             127,000       311,000
     Accrued other expenses                           945,000       648,000
     Deferred revenue                                 164,000       160,000
                                                  -----------   -----------
                   TOTAL CURRENT LIABILITIES        3,327,000     3,548,000

DEFERRED TAXES PAYABLE                                125,000       125,000
LONG TERM DEBT                                      5,945,000     6,052,000
OTHER LIABILITIES                                     365,000       365,000
                                                  -----------   -----------
                           TOTAL LIABILITIES        9,762,000    10,090,000
SHAREHOLDERS' EQUITY
     Preferred stock, par value $1.00 per
       share--10,000,000 shares authorized                -0-           -0-
     Common stock, par value $ .01 per share
       --50,000,000 shares authorized; issued
       and outstanding 7,126,444 shares at
       September 30 and 5,378,726 shares at
       March 31                                        71,000        54,000
     Additional paid-in capital                    49,046,000    25,422,000
     Accumulated (deficit)                        (12,104,000)  (13,444,000)
                                                  -----------   -----------
                  TOTAL SHAREHOLDERS' EQUITY       37,013,000    12,032,000
                                                  -----------   -----------
                       TOTAL LIABILITIES AND
                        SHAREHOLDERS' EQUITY      $46,775,000   $22,122,000
                                                  ===========   ===========




                See notes to consolidated financial statements.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                        Three Months Ended             Six Months Ended
                                            September 30,                September 30,
                                      ------------------------     -------------------------
                                         1996          1995           l996           1995
                                      ----------    ----------     -----------   -----------
Revenues:
  Operating revenues                  $6,138,000    $5,322,000     $12,620,000   $10,840,000
  Management fee income                  310,000       248,000         621,000       354,000
                                      ----------    ----------     -----------   -----------
                    TOTAL REVENUES     6,448,000     5,570,000      13,241,000    11,194,000

Operating expenses:
  Employee compensation
    and benefits                       4,175,000     3,421,000       8,238,000     6,836,000
  Purchased services and
    other expenses                     1,361,000     1,213,000       2,543,000     2,299,000
  Depreciation and amortization          209,000       257,000         400,000       521,000
  Related party rent                      25,000        26,000          50,000        51,000
                                      ----------    ----------     -----------   -----------
          TOTAL OPERATING EXPENSES     5,770,000     4,917,000      11,231,000     9,707,000
                                      ----------    ----------     -----------   -----------
Income from operations                   678,000       653,000       2,010,000     1,487,000
Other (income) expense:
  Interest expense:
    Banks and other                      199,000       208,000         399,000       419,000
    Related parties                          -0-        20,000             -0-        49,000
  Interest income                       (181,000)       (1,000)       (213,000)       (3,000)
  Other income                            (4,000)          -0-          (4,000)          -0-
                                      ----------    ----------     -----------   -----------
 TOTAL OTHER (INCOME) EXPENSE, NET        14,000       227,000         182,000       465,000
                                      ----------    ----------     -----------   -----------
Income before income taxes and
  extraordinary item                     664,000       426,000       1,828,000     1,022,000
Provision for income taxes               177,000        70,000         488,000       159,000
                                      ----------    ----------     -----------   -----------
Income before extraordinary item         487,000       356,000       1,340,000       863,000
Extraordinary item:
  Loss on early extinguishment of
    debt, net of income tax benefit
    of $10,000                               -0-        54,000             -0-        54,000
                                      ----------    ----------     -----------   -----------
                        NET INCOME    $  487,000    $  302,000     $ 1,340,000   $   809,000
                                      ==========    ==========     ===========   ===========
Earnings per common share:
  Income before extraordinary item    $      .08    $      .06     $       .22   $       .16
  Extraordinary item                         -0-          (.01)            -0-          (.01)
                                      ----------    ----------     -----------   -----------
                        NET INCOME    $      .08    $      .05     $       .22   $       .15
                                      ==========    ==========     ===========   ===========
Earnings per common share--
  assuming full dilution:
  Income before extraordinary item    $      .08    $      .06     $       .22   $       .15
  Extraordinary item                         -0-          (.01)            -0-          (.01)
                                      ----------    ----------     -----------   -----------
                        NET INCOME    $      .08    $      .05     $       .22   $       .14
                                      ==========    ==========     ===========   ===========



                See notes to consolidated financial statements.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                         Six Months Ended
                                                           September 30,
                                                    -----------    -----------
                                                        1996           1995
                                                    -----------    -----------
OPERATING ACTIVITIES
  Net income                                        $ 1,340,000    $   809,000
  Adjustments to reconcile net income
     to net cash provided by operating
       activities:
     Depreciation                                       387,000        396,000
     Amortization                                        13,000        125,000
     Amortization of deferred loan costs                 28,000         47,000
     Provision for bad debts                            (38,000)           -0-
     Loss on early extinguishment of debt                   -0-         65,000
     Other                                               (4,000)        20,000
  Changes in operating assets and liabilities:
     Decrease in accounts receivable                    574,000        218,000
     (Increase) decrease in prepaid expenses            (52,000)         3,000
     (Increase) in other current assets                (359,000)      (105,000)
     Increase (decrease) in accounts payable             73,000       (265,000)
     Increase (decrease) in accrued employee
       compensation                                    (423,000)       139,000
     Increase in accrued expenses                       297,000         39,000
     Increase in deferred revenue                         4,000        113,000
     (Decrease) in income taxes payable                (184,000)       (90,000)
                                                    -----------    -----------
                             NET CASH PROVIDED BY
                             OPERATING ACTIVITIES     1,656,000      1,514,000
                                                    -----------    -----------

INVESTING ACTIVITIES
  Purchase of short-term investments                   (491,000)           -0-
  Purchase of property and equipment                   (409,000)      (131,000)
  Proceeds from sale of property and equipment            9,000         36,000
  (Increase) in other assets                            (87,000)       (12,000)
                                                    -----------    -----------
                               NET CASH (USED) BY
                             INVESTING ACTIVITIES   $  (978,000)   $  (107,000)
                                                    -----------    -----------

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                       Six Months Ended
                                                         September 30,
                                                 -----------      -----------
                                                     1996            1995
                                                 -----------      -----------
FINANCING ACTIVITIES
  Proceeds from revolving lines of credit
     and long-term borrowings                    $       -0-      $ 1,855,000
  Principal payments on revolving lines of
     credit and long-term borrowings                 (95,000)      (1,939,000)
  Principal payments on notes payable and
     long-term borrowings--related parties               -0-         (731,000)
  Proceeds from issuance of Common Stock, net     23,641,000           39,000
                                                 -----------      -----------
                    NET CASH PROVIDED (USED) BY
                           FINANCING ACTIVITIES   23,546,000         (776,000)
                                                 -----------      -----------
INCREASE IN CASH AND CASH
  EQUIVALENTS                                     24,224,000          631,000
  Cash and cash equivalents at
     beginning of period                           2,427,000           69,000
                                                 -----------      -----------
                      CASH AND CASH EQUIVALENTS
                               AT END OF PERIOD  $26,651,000      $   700,000
                                                 ===========      ===========

SUPPLEMENTAL INFORMATION
  Income taxes paid                              $   672,000      $   239,000
  Interest paid                                      375,000          432,000





                See notes to consolidated financial statements.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made in the consolidated financial statements for the three and six month periods ended September 30, 1995, to conform to the presentation of the financial statements for the three and six month periods ended September 30, 1996. Operating results for the three and six month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

NOTE B -- EARNINGS PER COMMON SHARE

The computation of net income per common share is based on the weighted average number of shares outstanding and common stock equivalents, consisting of dilutive stock options and warrants.

NOTE C -- PUBLIC OFFERING OF STOCK

On August 22, 1996, the Company completed a public offering of 2,645,000 shares of Common Stock, 1,575,000 shares of which were shares sold by the Company and 1,070,000 shares of which were sold by certain shareholders of the Company.
Net proceeds to the Company, after underwriting discount and offering expenses, were approximately $23,400,000. On October 1, 1996, the Company used approximately $6,651,000 of the proceeds to prepay the Company's outstanding indebtedness to National Health Investors, Inc. ("NHI").

NOTE D -- SUBSEQUENT EVENT

On November 8, 1996, the Company entered into a loan and security agreement with First American National Bank ("FANB"). Under the terms of this agreement, FANB has made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $13,000,000. The initial term of the agreement extends through November 1, 1999. The credit facility will bear interest at the Company's option at either (i) the one, two or three month LIBOR rate plus an applicable margin, which ranges between 1.35% and 2.10% and is dependent on the ratio of funded debt to operating earnings or
(ii) FANB's index rate. The line of credit is secured primarily by the Company's accounts receivable and equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and this Quarterly Report on Form 10-Q contain forward-looking statements and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under "Business - Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General

  As of September 30, 1996, the Company was providing education and treatment services to approximately 1,800 at risk and troubled youth pursuant to contracts with governmental agencies to manage 43 programs in 6 states. These services were provided directly or through the Company's management contract with Helicon, Incorporated ("Helicon"), a Section 501(c)(3) not-for-profit corporation. Revenues under these contracts are recognized as services are rendered. The Company's programs are delivered in both non-residential and residential settings, with the majority of the Company's revenues currently generated by non-residential programs. The Company's non-residential programs, which historically have generated higher operating margins than the Company's residential facilities, generally receive revenues based on per diem rates.
The Company's residential facilities generally receive revenues under either fixed fee contracts or at per diem rates.

  The Company receives management fee income from Helicon for consulting, management and marketing services rendered pursuant to a Consulting and Marketing Agreement, effective as of August 1992, by and between Helicon and the Company (the "Helicon Agreement"). As of September 30, 1996, the Company was providing consulting, management and marketing services to Helicon at 12 programs. In addition, Helicon also leases two facilities owned by the Company to operate its programs. Pursuant to the Helicon Agreement, the Company is entitled to receive for these services management fee income in an amount equal to 6% of the monthly gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. During the three and six month periods ended September 30, 1996, the Company recognized all of the management fee income to which it was entitled. However, for each of the fiscal years ended March 31, 1996, 1995 and 1994, and for the three and six month periods ended September 30, 1995, the Company did not recognize all of the management fee income to which it was entitled due to the inability of Helicon to pay these amounts, and there can be no assurance that the Company will recognize any management fee income in the future. As of September 30, 1996, unpaid management fees, lease payments and advances, plus interest, due the Company from Helicon totaled approximately $6,778,000. Based on the current level of operations being maintained by Helicon, the Company does not anticipate collecting any of this amount. The Company has fully reserved this amount, and future payments received from Helicon on this amount, if any, will be recognized by the Company on the cash basis. The Helicon Agreement expires September 1, 1999. The Company has also guaranteed Helicon's obligations under a bank line of credit in the amount of $1,000,000. See "-Liquidity and Capital Resources."

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

    On October 1, 1996, the Company used approximately $6,158,000 of the net proceeds from its public offering of stock to prepay all of the Company's outstanding indebtedness to NHI. As a result of the prepayment of this debt, the Company incurred a prepayment penalty of approximately $493,000. Because of the prepayment penalty, and the related write-off of deferred loan costs related to the NHI loan, the Company will incur a pre-tax extraordinary charge of approximately $613,000 for the quarter ending December 31, 1996.

    The Company's quarterly results may fluctuate significantly as a result of a variety of factors, including the timing of the opening of new programs.
When the Company opens a new program, the program may be unprofitable until the program population, and net revenues contributed by the program, approach intended levels, primarily because the Company initially staffs its programs based on such intended population levels. The Company's quarterly results may also be impacted by seasonality, as revenues generated by youth education services are generally seasonal in nature, fluctuating with the academic school year.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage relationship to the Company's total revenues of certain items in the Company's statements of income:

                                                Three Months Ended               Six Months Ended
                                                   September 30,                  September 30,
                                               ---------------------          ---------------------
                                                1996           1995            1996           1995
                                               ------         ------          ------         ------
          Operating revenues                    95.2%          95.6%           95.3%          96.8%
          Management fee income                  4.8            4.4             4.7            3.2
                                               -----          -----           -----          -----
                          TOTAL REVENUES       100.0          100.0           100.0          100.0
                                               -----          -----           -----          -----
          Employee compensation and
            benefits                            64.8           61.4            62.2           61.1
          Purchased services and
            other expenses                      21.1           21.8            19.2           20.5
          Depreciation and amortization          3.2            4.6             3.0            4.6
          Related party rent                      .4             .5              .4             .5
                                               -----          -----           -----          -----
                TOTAL OPERATING EXPENSES        89.5           88.3            84.8           86.7
                                               -----          -----           -----          -----
          Income from operations                10.5           11.7            15.2           13.3
          Other (income) expense:
            Interest expense                     3.1            4.1             3.0            4.2
            Interest income                     (2.8)           --             (1.6)           --
            Other income                         (.1)           --              --             --
            Provision for income taxes           2.8            1.2             3.7            1.4
            Extraordinary item, net of
                income tax benefit               --             1.0             --              .5
                                               -----          -----           -----          -----
                              NET INCOME         7.5%           5.4%           10.1%           7.2%
                                               =====          =====           =====          =====

Three Months Ended September 30, 1996 and September 30, 1995

      Operating revenues for the three months ended September 30, 1996 increased $816,000, or 15.3%, to $6,138,000 as compared to $5,322,000 for the three months ended September 30, 1995. The increase in operating revenues results primarily from the opening of four new programs during fiscal 1997, the opening of two new programs during fiscal 1996 which were in operation throughout the entire three months ended September 30, 1996, and from increases in student enrollment at five of the Company's programs.

      Management fee income recognized under the Helicon Agreement for the three months ended September 30, 1996 increased $62,000 to $310,000 as compared to $248,000 for the three months ended September 30, 1995. Additional management fee income of $69,000 for the three months ended September 30, 1995 was not recognized by the Company due to the inability of Helicon to pay those amounts.

      Total revenues for the three months ended September 30, 1996 increased $878,000, or 15.8%, to $6,448,000 as compared to $5,570,000 for the three months ended September 30, 1995 as a result of the factors described above.

     Employee compensation and benefits for the three months ended September 30, 1996 increased $754,000, or 22.0%, to $4,175,000, as compared to $3,421,000 for the three months ended September 30, 1995. As a percentage of total revenues, employee compensation and benefits increased from 61.4% for the three months ended September 30, 1995 to 64.8% for the three months ended September 30, 1996. The increase in employee compensation and benefits over the same period in the prior year results primarily from the growth in the number and scope of the Company's programs and from an increase in the amounts accrued under the Company's incentive compensation plans.

     Purchased services and other expenses for the three months ended September 30, 1996 increased $148,000, or 12.2%, to $1,361,000, as compared to $1,213,000 for the three months ended September 30, 1995. As a percentage of total revenues, purchased services and other expenses decreased to 21.1% for the three months ended September 30, 1996 from 21.8% for the three months ended September 30, 1995. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth and to increases in investor relations and legal expenses.

     Depreciation and amortization for the three months ended September 30, 1996 decreased $48,000, or 18.7%, to $209,000 as compared to $257,000 for the three months ended September 30, 1995. The decrease in depreciation and amortization compared to the same period in the prior year is attributable primarily to the reduction in amortization of non-competition agreements from approximately $62,000 for the three months ended September 30, 1995 to $-0- for the three months ended September 30, 1996.

     Income from operations for the three months ended September 30, 1996 increased $25,000, or 3.8%, to $678,000 as compared to $653,000 for the three months ended September 30, 1995, and decreased as a percentage of total revenues to 10.5% for the three months ended September 30, 1996 from 11.7% for the three months ended September 30, 1995, as a result of the factors described above.

     Interest expense for the three months ended September 30, 1996 decreased $29,000, or 12.7%, to $199,000 as compared to $228,000 for the three months ended September 30, 1995. The decrease in interest expense over the same period in the prior year is attributed principally to a reduction in the average balance of debt outstanding and to a decrease in the amortization of deferred loan costs.

     Interest income increased $180,000 to $181,000 for the three months ended September 30, 1996 as compared to $1,000 for the three months ended September 30, 1995. The increase in interest income over the same period in the prior year is attributable primarily to the increase in cash available from operations for investment and the cash proceeds from the Company's public offering in August 1996.

     Provision for income tax expense for the three months ended September 30, 1996 increased $107,000 to $177,000 as compared to $70,000 for the three months ended September 30, 1995. The Company's effective tax rate is less than the statutory tax rate because of the utilization of tax net operating loss carryforwards for which no tax benefit had previously been recognized.

Six Months Ended September 30, 1996 and September 30, 1995

     Operating revenues for the six months ended September 30, 1996 increased by $1,780,000, or 16.4%, to $12,620,000 as compared to $10,840,000 for the same period in the prior fiscal year. The increase in operating revenues results primarily from the opening of four new programs during fiscal 1997, the opening of three new programs during fiscal 1996 which were in operation throughout the entire six months ended September 30, 1996, and from increases in student enrollment at five of the Company's programs.

     Management fee income recognized under the Helicon Agreement for the six months ended September 30, 1996 increased $267,000 to $621,000 as compared to $354,000 for the six months ended September 30, 1995. Additional management fee income of $286,000 for the six months ended September 30, 1995 was not recognized by the Company due to the inability of Helicon to pay those amounts.

     Total revenues for the six months ended September 30, 1996 increased $2,047,000, or 18.3%, to $13,241,000 as compared to $11,194,000 for the six months ended September 30, 1995 as a result of the factors described above.

     Employee compensation and benefits for the six months ended September 30, 1996 increased $1,402,000, or 20.5%, to $8,238,000, as compared to $6,836,000 for the six months ended September 30, 1995. As a percentage of total revenues, employee compensation and benefits increased from 61.1% for the six months ended September 30, 1995 to 62.2% for the six months ended September 30, 1996. The increase in employee compensation and benefits over the same period in the prior year results primarily from the growth in the number and scope of the Company's programs and from an increase in the amounts accrued under the Company's incentive compensation plans.

     Purchased services and other expenses for the six months ended September 30, 1996 increased $244,000, or 10.6%, to $2,543,000 as compared to $2,299,000 for the six months ended September 30, 1995. As a percentage of total revenues, purchased services and other expenses decreased from 20.5% for the six months ended September 30, 1995 to 19.2% for the six months ended September 30, 1996. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth and to increases in consulting, audit and travel expenses, net of a decrease in legal expense.

     Depreciation and amortization for the six months ended September 30, 1996 decreased $121,000, or 23.2%, to $400,000 as compared to $521,000 for the six months ended September 30, 1995. The decrease in depreciation and amortization compared to the same period in the prior year is attributable primarily to the reduction in amortization of non-competition agreements from approximately $125,000 for the six months ended September 30, 1995 to $-0- for the six months ended September 30, 1996.

     Income from operations for the six months ended September 30, 1996 increased $523,000, or 35.2%, to $2,010,000 as compared to $1,487,000 for the six months ended September 30, 1995, and increased as a percentage of total revenues to 15.2% for the six months ended September 30, 1996 from 13.3% for the six months ended September 30, 1995, as a result of the factors described above.

     Interest expense for the six months ended September 30, 1996 decreased $69,000, or 14.7%, to $399,000 as compared to $468,000 for the six months ended September 30, 1995. The decrease in interest expense is attributed principally to a reduction in the average balance of debt outstanding and to a decrease in the amortization of deferred loan costs.

     Interest income increased $210,000 to $213,000 for the six months ended September 30, 1996 as compared to $3,000 for the six months ended September 30, 1995. The increase in interest income over the same period in the prior year is attributable primarily to the increase in cash available from operations for investment and the cash proceeds from the Company's public offering in August 1996.

     Provision for income tax expense for the six months ended September 30, 1996 increased $329,000 to $488,000 as compared to $159,000 for the six months ended September 30, 1995. The Company's effective tax rate is less than the statutory tax rate because of the utilization of tax net operating loss carryforwards for which no tax benefit had previously been recognized.

Liquidity and Capital Resources

     Cash provided by operating activities for the six months ended September 30, 1996 was $1,656,000 on net income of $1,340,000 as compared to $1,514,000 on net income of $809,000 for the six months ended September 30, 1995. Working capital at September 30, 1996 was $28,715,000, as compared to $3,904,000 at March 31, 1996.

     Cash used by investing activities was $978,000 for the six months ended September 30, 1996 as compared to $107,000 for the six months ended September 30, 1995, due primarily to an increase in cash outlays for the purchase of property and equipment and for the purchase of short-term investments. Cash of $23,546,000 was provided by financing activities for the six months ended September 30, 1996 as compared to a use of $776,000 for the six months ended September 30, 1995, due primarily to the receipt of net proceeds of $23,641,000 from the issuance of shares of the Company's Common Stock, primarily through the Company's public offering of shares, during the six months ended September 30, 1996 and from the retirement of the Company's loan with T. Rowe Price Strategic Partners Fund II, L.P. ("Strategic Partners") during the six months ended September 30, 1995.

     In September 1994, the Company executed agreements with NHI, Strategic Partners and FANB pursuant to which the Company refinanced all of its existing short-term obligations through five-year term loans from NHI and Strategic Partners for $6.5 million (at 11.5% per annum) and $1.0 million (at 12% per annum), respectively. During the period ended September 30, 1995, the Company made unscheduled principal payments of approximately $708,000 towards the Strategic Partners term loan, resulting in the retirement of the remaining obligation under that loan.

     In October 1996, the Company used approximately $6,158,000 of the net proceeds from its public offering of stock to prepay all of the Company's outstanding indebtedness to NHI. With the repayment of the NHI indebtedness, including the amount due under the revenue participation agreement, the provisions of the loan agreement with NHI and the obligations under the NHI equity and revenue participation agreements were terminated.

     In September 1994, the Company also obtained a $2.5 million one-year revolving line of credit from FANB. This line of credit, which was renewed in September 1995 for a term of one year, bore interest at prime + 3/4% (9.0% as of September 30, 1996) and was secured primarily by a first priority lien on the Company's accounts and notes receivable. In January 1996, the Company's line of credit was reduced to $2.0 million, in order to facilitate Helicon's obtaining a $500,000 line of credit from FANB. As a further condition to Helicon's line of credit, the Company agreed to guarantee Helicon's performance under such line of credit. There were no amounts outstanding under Helicon's line of credit at September 30, 1996. In November 1996, Helicon's line of credit with FANB, and the Company's guarantee, was increased to $1 million.

     The Company's $2.0 million line of credit matured on September 30, 1996, and, on November 8, 1996, the Company entered into a new loan and security agreement with FANB. Under the terms of this agreement, FANB has made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $13,000,000. The initial term of the agreement extends through November 1, 1999. The credit facility will bear interest at the Company's option at either (i) the one, two or three month LIBOR rate plus an applicable margin, which ranges between 1.35% and 2.10% and is dependent on the ratio of funded debt to operating earnings or
(ii) FANB's index rate. The line of credit is secured primarily by the Company's accounts receivable and equipment.

     The Company's line of credit with FANB requires the Company to comply with certain restrictive covenants with respect to its business and operations and to maintain certain financial ratios. The restrictive covenants under this agreement prohibit the Company, without the prior consent of its lender, from entering into major corporate transactions, such as a merger, tender offer or sale of its assets, and from incurring additional indebtedness in excess of $1,000,000. The agreement also prohibits the Company from declaring dividends in excess of 25% of the Company's net income during any fiscal year.

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

     Current obligations, typically due within thirty days or less, are expected to be funded with cash flow from operations and borrowings under the Company's line of credit. Management believes that operations, remaining proceeds from the August 1996 public offering, and amounts available under its line of credit will provide sufficient cash flow for the foreseeable future.

Inflation

    Inflation has not had a significant impact on the Company's results of operation since inception. Certain of the Company's existing contracts provide for annual price increases based upon changes in the Consumer Price Index.

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities
             Effective August 14, 1996, the Company's Restated Charter was amended to increase the authorized shares of Common Stock from 10,000,000 to 50,000,000. The additional authorized shares of Common Stock may be issued by the Board of Directors, at their discretion and without shareholder approval, except as may be required by law or the rules of The Nasdaq Stock Market's National Market.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Company's Annual Meeting of Shareholders was held on August 14, 1996.

          (b)     Election of Directors:

                             Affirmative      Negative
                                Votes           Votes         Abstentions
                             -----------      --------        -----------
William J Ballard             4,678,533          -0-            138,450
Amy S. Harrison               4,678,533          -0-            138,450
Martha A. Petrey, Ph.D.       4,678,528          -0-            138,455
Thomas B. Clark               4,679,283          -0-            137,700
Joseph A. Fernandez, Ed.D.    4,679,183          -0-            137,800
David L. Warnock              4,679,278          -0-            137,705

          (c)     Other matters voted upon:
                  (1) Approval of an amendment to the Company's Restated Charter to increase the number of authorized shares of the Company's Common Stock from 10,000,000 to 50,000,000.

                       Affirmative Votes:                     4,224,909
                       Negative Votes:                          584,195
                       Abstentions:                               7,879
                       Broker non-votes:                            -0-

                  (2) Ratification of the selection of Ernst & Young as the Company's independent auditors for the 1997 fiscal year.

                       Affirmative Votes:                     4,808,188
                       Negative Votes:                            1,305
                       Abstentions:                               7,490
                       Broker non-votes:                            -0-

Item 6.   Exhibits and Reports on Form 8-K

          (a)     The following exhibits are included herein:
                  (11) Statement re:  computation of earnings per share.
                  (27) Financial Data Schedule.  (SEC use only)

          (b)     Reports on Form 8-K:

          There were no reports on Form 8-K filed by the Company during the three months ended September 30, 1996.

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


                                   CHILDREN'S COMPREHENSIVE SERVICES, INC.
                                   ---------------------------------------
                                                (Registrant)


Date:  November 13, 1996           /s/WILLIAM J BALLARD
                                   ---------------------------------------
                                      William J Ballard
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer)


Date:  November 13, 1996           /s/DONALD B. WHITFIELD
                                   ---------------------------------------
                                      Donald B. Whitfield
                                      Vice President of Finance, Secretary
                                      and Treasurer (Principal Financial
                                      and Accounting Officer)

                                 Exhibit Index

Exhibit No.                                                           Page
-----------                                                           ----

     11        Computation of Per Share Earnings                       20
     27        Financial Data Schedule (SEC use only)                  21