Form 10-Q
period 1996-12-31
CHILDRENS COMPREHENSIVE SERVICES INC
filed 1997-02-13
CIK 816247

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark one)                         FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF l934

      For the transition period from _________ to _________

                         Commission File Number 0-16162

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

             (Exact name of registrant as specified in its charter)

       Tennessee                                       62-1240866
----------------------                       ---------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)

805 South Church Street, Murfreesboro, Tennessee            37130
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (615) 896-3100
                                                   ----------------------------

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

Common Stock, $ .01 Par Value, outstanding at February 11, 1997 - 7,126,444 shares.

                                     INDEX

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                          Page
                                                                         Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

    Consolidated Balance Sheets--December 31, 1996
    (Unaudited) and March 31, 1996. . . . . . . . . . . . . . . . . . . . . . 3

    Consolidated Statements of Income--
    Three months ended December 31, 1996 and 1995;
    Nine months ended December 31, 1996 and 1995. . . . . . . . . . . . . . . 5

    Consolidated Statements of Cash Flows--
    Nine months ended December 31, 1996 and 1995. . . . . . . . . . . . . . . 6

    Notes to Consolidated Financial Statements--
    December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

Item 2. Management's Discussion and
    Analysis of Financial Condition and Results
    of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .18



SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                   December 31,    March 31,
(dollars in thousands)                                 1996           1996
                                                   ------------    ---------
ASSETS

CURRENT ASSETS
     Cash (including cash equivalents of
          $17,399 at December 31 and $-0-
          at March 31)                             $     18,384    $    2,427
     Short-term investments                               1,474           -0-
     Accounts receivable, net of allowance
          for doubtful accounts of $108 at
          December 31 and $146 at March 31                5,891         4,468
     Prepaid expenses                                       311           303
     Other current assets                                   654           254
                                                   ------------    ----------
                            TOTAL CURRENT ASSETS         26,714         7,452

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $5,378 at December 31
     and $4,803 at March 31                              14,283        14,306
DEFERRED TAX ASSETS, net of valuation allowance
     of $150 at December 31 and $2,391 at
     March 31                                             1,783           -0-
NOTE RECEIVABLE                                             217           217
OTHER ASSETS AND DEFERRED CHARGES, at cost,
     net of accumulated amortization of
     $518 at December 31 and $332 at March 31                99           147
                                                   ------------    ----------

                                    TOTAL ASSETS   $     43,096    $   22,122
                                                   ============    ==========

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                 December 31,    March 31,
(dollars in thousands)                               1996          1996
                                                 ------------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                            $        622   $       658
     Current maturities-long term debt                    -0-           201
     Accrued employee compensation                      1,440         1,570
     Income taxes payable                                 335           311
     Accrued other expenses                               665           648
     Deferred revenue                                     164           160
                                                 ------------   -----------
                   TOTAL CURRENT LIABILITIES            3,226         3,548

DEFERRED TAXES PAYABLE                                    125           125
LONG TERM DEBT                                            -0-         6,052
OTHER LIABILITIES                                         265           365
                                                 ------------   -----------
                           TOTAL LIABILITIES            3,616        10,090
SHAREHOLDERS' EQUITY
     Preferred stock, par value $1.00 per
       share--10,000,000 shares authorized                -0-           -0-
     Common stock, par value $ .01 per share
       --50,000,000 shares authorized; issued
       and outstanding 7,126,444 shares at
       December 31 and 5,378,726 shares at
       March 31                                            71            54
     Additional paid-in capital                        49,037        25,422
     Accumulated (deficit)                             (9,628)      (13,444)
                                                 ------------   -----------
                  TOTAL SHAREHOLDERS' EQUITY           39,480        12,032
                                                 ------------   -----------

                       TOTAL LIABILITIES AND
                        SHAREHOLDERS' EQUITY     $     43,096   $    22,122
                                                 ============   ===========

          See notes to consolidated financial statements.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                           Three Months Ended            Nine Months Ended
                                              December 31,                  December 31,
                                          --------------------         --------------------
(in thousands, except per share amounts)    1996          1995           1996          1995
                                          ------        ------          ------       -------
Revenues:
  Operating revenues                      $7,858        $5,831         $20,478       $16,671
  Management fee income                      306           373             927           727
                                          ------        ------         -------       -------
                    TOTAL REVENUES         8,164         6,204          21,405        17,398

Operating expenses:
  Employee compensation
    and benefits                           4,955         3,738          13,193        10,574
  Purchased services and
    other expenses                         1,658         1,195           4,201         3,494
  Depreciation and amortization              229           253             629           774
  Related party rent                          26            25              76            76
                                          ------        ------         -------       -------
          TOTAL OPERATING EXPENSES         6,868         5,211          18,099        14,918
                                          ------        ------         -------       -------
Income from operations                     1,296           993           3,306         2,480
Other (income) expense:
  Interest expense:
    Banks and other                           12           202             411           621
    Related parties                          -0-           -0-             -0-            49
  Interest income                           (272)          (10)           (485)          (13)
  Other income                                (3)          -0-              (7)          -0-
                                          ------        ------         -------       -------
 TOTAL OTHER (INCOME) EXPENSE, NET          (263)          192             (81)          657
                                          ------        ------          ------       -------

Income before income taxes and
  extraordinary item                       1,559           801           3,387         1,823
Provision for income taxes                (1,365)          133            (877)          292
                                          ------        ------         -------       -------
Income before extraordinary item           2,924           668           4,264         1,531
Extraordinary item:
  Loss on early extinguishment of
    debt, net of income tax benefit
    of $164 in 1996 and $10 in 1995          448           -0-             448            54
                                          ------        ------         -------       -------
                        NET INCOME        $2,476        $  668         $ 3,816       $ 1,477
                                          ======        ======         =======       =======

Earnings per common share:
  Income before extraordinary item        $  .40        $  .12         $   .65       $   .28
  Extraordinary item                        (.06)          -0-            (.07)         (.01)
                                          ------        ------         -------       -------
                        NET INCOME        $  .34        $  .12         $   .58       $   .27
                                          ======        ======         =======       =======
Earnings per common share--
  assuming full dilution:
  Income before extraordinary item        $  .40        $  .12         $   .65       $   .27
  Extraordinary item                        (.06)          -0-            (.07)         (.01)
                                          ------        ------         -------       -------
                        NET INCOME        $  .34        $  .12         $   .58       $   .26
                                          ======        ======         =======       =======



                        See notes to consolidated financial statements.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                           Nine Months Ended
                                                             December 31,
                                                        ----------------------
(in thousands)                                            1996           1995
                                                        -------         ------
OPERATING ACTIVITIES
  Net income                                            $ 3,816         $1,477
  Adjustments to reconcile net income
     to net cash provided by operating
       activities:
     Increase in deferred tax assets                     (1,783)           -0-
     Depreciation                                           595            587
     Amortization                                            34            187
     Amortization of deferred loan costs                     33             60
     Provision for bad debts                                (35)            29
     Loss on early extinguishment of debt                   119             65
     Other                                                   (7)            19
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable          (1,388)            36
     (Increase) decrease in prepaid expenses                 (8)            90
     (Increase) in other current assets                    (400)          (120)
     (Decrease) in accounts payable                         (36)          (371)
     Increase (decrease) in accrued employee
       compensation                                        (130)           285
     Increase (decrease) in accrued expenses                 17             (8)
     Increase in deferred revenue                             4            159
     Increase in income taxes payable                        24             43
     (Decrease) in other liabilities                       (100)          (100)
                                                        -------         ------
                             NET CASH PROVIDED BY
                             OPERATING ACTIVITIES           755          2,438
                                                        -------         ------
INVESTING ACTIVITIES
  Purchase of short-term investments                     (1,967)           -0-
  Sale of short-term investments                            493            -0-
  Purchase of property and equipment                       (577)          (209)
  Proceeds from sale of property and equipment               12             37
  (Increase) in other assets                               (138)           (19)
                                                        -------         ------
                               NET CASH (USED) BY
                             INVESTING ACTIVITIES       $(2,177)        $ (191)
                                                        -------         ------

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                         Nine Months Ended
                                                            December 31,
                                                      -----------------------
(in thousands)                                         1996             1995
                                                      ------          -------
FINANCING ACTIVITIES
  Proceeds from revolving lines of credit
     and long-term borrowings                        $   -0-          $ 3,436
  Principal payments on revolving lines of
     credit and long-term borrowings                  (6,253)          (3,565)
  Principal payments on notes payable and
     long-term borrowings--related parties               -0-             (731)
  Proceeds from issuance of Common Stock, net         23,632               40
                                                     -------          -------
                    NET CASH PROVIDED (USED) BY
                           FINANCING ACTIVITIES       17,379             (820)
                                                     -------          -------
INCREASE IN CASH AND CASH
  EQUIVALENTS                                         15,957            1,427
  Cash and cash equivalents at
     beginning of period                               2,427               69
                                                     -------          -------
                      CASH AND CASH EQUIVALENTS
                               AT END OF PERIOD      $18,384          $ 1,496
                                                     =======          =======

SUPPLEMENTAL INFORMATION
  Income taxes paid                                  $   717          $   239
  Interest paid                                          440              622





                See notes to consolidated financial statements.

                      CHILDREN'S COMPREHENSIVE SERVICES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 December 31, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made in the consolidated financial statements for the three and nine month periods ended December 31, 1995, to conform to the presentation of the financial statements for the three and nine month periods ended December 31, 1996. Operating results for the three and nine month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

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

NOTE D -- LINE OF CREDIT

On November 8, 1996, the Company entered into a loan and security agreement with First American National Bank ("FANB"). Under the terms of this agreement, FANB has made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $13,000,000. The initial term of the agreement extends through November 1, 1999. The credit facility bears interest at either (i) the one, two or three month LIBOR rate plus an applicable margin, which ranges between 1.35% and 2.10% and is dependent on the ratio of funded debt to operating earnings or (ii) FANB's index rate, at the Company's option. The line of credit is secured primarily by the Company's accounts receivable and equipment.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                               December 31, 1996

NOTE E -- DEFERRED TAX ASSETS

At March 31, 1996, the Company had total deferred tax assets of $2,642,000. Management evaluated the need for a valuation allowance for all or a portion of the deferred tax assets and recorded a valuation allowance of $2,391,000 for the excess of net operating loss carryforwards, credit carryforwards and future deductible temporary differences over future taxable temporary differences. During the period ended December 31, 1996, management re-evaluated the need for a valuation allowance and concluded that the majority of its deferred tax assets would likely be realized in the future, and therefore that the majority of the valuation allowance should be reversed. The amount of this reversal, $1,783,000, was recorded as a credit to provision for income tax expense during the period ended December 31, 1996.

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

General

  As of December 31, 1996, the Company was providing education and treatment services to approximately 2,100 at risk and troubled youth pursuant to contracts with governmental agencies to manage 45 programs in 6 states. These services were provided directly or through the Company's management contract with Helicon, Incorporated ("Helicon"), a Section 501(c)(3) not-for-profit corporation. Revenues under these contracts are recognized as services are rendered. The Company's programs are delivered in both non-residential and residential settings, with the majority of the Company's revenues currently generated by non-residential programs. The Company's non-residential programs, which historically have generated higher operating margins than the Company's residential facilities, generally receive revenues based on per diem rates. The Company's residential facilities generally receive revenues under either fixed fee contracts or at per diem rates.

  The Company receives management fee income from Helicon for consulting, management and marketing services rendered pursuant to a Consulting and Marketing Agreement, effective as of August 1992, by and between Helicon and the Company (the "Helicon Agreement"). As of December 31, 1996, the Company was providing consulting, management and marketing services to Helicon at 12 programs. In addition, Helicon also leases two facilities owned by the Company to operate its programs. Pursuant to the Helicon Agreement, the Company is entitled to receive for these services management fee income in an amount equal to 6% of the monthly gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. During the three and nine month periods ended December 31, 1996 and during the three month period ended December 31, 1995, the Company recognized all of the management fee income to which it was entitled. However, for each of the fiscal years ended March 31, 1996, 1995 and 1994, and for the nine month period ended December 31, 1995, the Company did not recognize all of the management fee income to which it was entitled due to the inability of Helicon to pay these amounts, and there can be no assurance that the Company will recognize any management fee income in the future. As of December 31, 1996, unpaid management fees, lease payments and advances, plus interest, due the Company from Helicon totaled approximately $6,903,000. Based on the current level of operations being maintained by Helicon, the Company does not anticipate collecting any of this amount. The Company has fully reserved this amount, and future payments received from Helicon on this amount, if any, will be recognized by the Company on the cash basis. The Helicon Agreement expires September 1, 1999. The Company has also guaranteed Helicon's obligations under a bank line of credit in the amount of $1,000,000. See "-Liquidity and Capital Resources."

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

Results of Operations

      The following table sets forth, for the periods indicated, the percentage relationship to the Company's total revenues of certain items in the Company's statements of income:

                                          Three Months Ended              Nine Months Ended
                                              December 31,                   December 31,
                                          -------------------            -------------------
                                          1996           1995            1996           1995
                                          ----           ----            ----           ----
    Operating revenues                    96.2%          94.0%           95.7%          95.8%
    Management fee income                  3.8            6.0             4.3            4.2
                                         -----          -----           -----          -----
                    TOTAL REVENUES       100.0          100.0           100.0          100.0
                                         -----          -----           -----          -----
    Employee compensation and
      benefits                            60.7           60.2            61.6           60.8
    Purchased services and
      other expenses                      20.3           19.3            19.6           20.1
    Depreciation and amortization          2.8            4.1             3.0            4.4
    Related party rent                      .3             .4              .4             .4
                                         -----          -----           -----          -----
          TOTAL OPERATING EXPENSES        84.1           84.0            84.6           85.7
                                         -----          -----           -----          -----
    Income from operations                15.9           16.0            15.4           14.3
    Other (income) expense:
      Interest expense                      .1            3.3             1.9            3.8
      Interest income                     (3.3)           --             (2.3)           --
      Other income                         --             (.2)            --             --
      Provision for income taxes         (16.7)           2.1            (4.1)           1.7
      Extraordinary item, net of
          income tax benefit               5.5            --              2.1             .3
                                         -----          -----           -----          -----
                        NET INCOME        30.3%          10.8%           17.8%           8.5%
                                         =====          =====           =====          =====

Three Months Ended December 31, 1996 and December 31, 1995

      Operating revenues for the three months ended December 31, 1996 increased $2,027,000, or 34.8%, to $7,858,000 as compared to $5,831,000 for the three months ended December 31, 1995. The increase in operating revenues results primarily from the opening of six new programs during fiscal 1997, the opening of one new program during fiscal 1996 which was in operation throughout the entire three months ended December 31, 1996, and from significant increases in student enrollment at three of the Company's programs.

      Management fee income recognized under the Helicon Agreement for the three months ended December 31, 1996 decreased $67,000 to $306,000 from $373,000 for the three months ended December 31, 1995.

      Total revenues for the three months ended December 31, 1996 increased $1,960,000, or 31.6%, to $8,164,000 as compared to $6,204,000 for the three months ended December 31, 1995 as a result of the factors described above.

     Employee compensation and benefits for the three months ended December 31, 1996 increased $1,217,000, or 32.6%, to $4,955,000, as compared to $3,738,000 for the three months ended December 31, 1995. As a percentage of total revenues, employee compensation and benefits increased slightly from 60.2% for the three months ended December 31, 1995 to 60.7% for the three months ended December 31, 1996. The increase in employee compensation and benefits over the same period in the prior year results primarily from the growth in the number and scope of the Company's programs and from an increase in the amounts accrued under the Company's incentive compensation plans.

     Purchased services and other expenses for the three months ended December 31, 1996 increased $463,000, or 38.7%, to $1,658,000, as compared to $1,195,000 for the three months ended December 31, 1995. As a percentage of total revenues, purchased services and other expenses increased to 20.3% for the three months ended December 31, 1996 from 19.3% for the three months ended December 31, 1995. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth and to increases in consulting and audit expense, net of a decrease in legal expense.

     Depreciation and amortization for the three months ended December 31, 1996 decreased $24,000, or 9.5%, to $229,000 as compared to $253,000 for the three months ended December 31, 1995. The decrease in depreciation and amortization compared to the same period in the prior year is attributable primarily to the reduction in amortization of non-competition agreements from approximately $62,000 for the three months ended December 31, 1995 to $-0- for the three months ended December 31, 1996, net of increases in depreciation and amortization at one of the Company's programs opened during fiscal 1997.

     Income from operations for the three months ended December 31, 1996 increased $303,000, or 30.5%, to $1,296,000 as compared to $993,000 for the three months ended December 31, 1995, and decreased as a percentage of total revenues to 15.9% for the three months ended December 31, 1996 from 16.0% for the three months ended December 31, 1995, as a result of the factors described above.

     Interest expense for the three months ended December 31, 1996 decreased $190,000, or 94.1%, to $12,000 as compared to $202,000 for the three months ended December 31, 1995. The decrease in interest expense over the same period in the prior year is attributed principally to the prepayment of the Company's long-term debt on October 1, 1996 and the related elimination of deferred loan cost amortization.

     Interest income increased $262,000 to $272,000 for the three months ended December 31, 1996 as compared to $10,000 for the three months ended December 31, 1995. The increase in interest income over the same period in the prior year is attributable primarily to the increase in cash available for investment from operations and from the Company's public offering completed in August 1996.

     Provision for income tax expense for the three months ended December 31, 1996 decreased $1,498,000 to ($1,365,000) from $133,000 for the three months ended December 31, 1995. The decrease in provision for income tax expense compared to the same period in the prior year results primarily from a nonrecurring credit to income tax expense of $1,783,000 related to the reversal of a portion of the valuation allowance against the Company's deferred tax assets, net of the impact of an increase in the Company's effective tax rate. The Company's effective tax rate is less than the statutory tax rate because of the utilization of tax net operating loss carryforwards for which no tax benefit had previously been recognized.

     Loss on early extinguishment of debt for the three months ended December 31, 1996 of $612,000, before the related income tax benefit of $164,000, resulted from the prepayment of the Company's outstanding indebtedness to NHI on October 1, 1996. As a result of the prepayment of this debt, the Company incurred a prepayment penalty of approximately $493,000, and wrote off deferred loan costs totalling $119,000.

Nine Months Ended December 31, 1996 and December 31, 1995

     Operating revenues for the nine months ended December 31, 1996 increased by $3,807,000, or 22.8%, to $20,478,000 as compared to $16,671,000 for the same period in the prior fiscal year. The increase in operating revenues results primarily from the opening of six new programs during fiscal 1997, the opening of two new programs during fiscal 1996 which were in operation throughout the entire nine months ended December 31, 1996, and from significant increases in student enrollment at four of the Company's programs.

     Management fee income recognized under the Helicon Agreement for the nine months ended December 31, 1996 increased $200,000 to $927,000 as compared to $727,000 for the nine months ended December 31, 1995. Additional management fee income of $217,000 for the nine months ended December 31, 1995 was not recognized by the Company due to the inability of Helicon to pay those amounts.

     Total revenues for the nine months ended December 31, 1996 increased $4,007,000, or 23.0%, to $21,405,000 as compared to $17,398,000 for the nine months ended December 31, 1995 as a result of the factors described above.

     Employee compensation and benefits for the nine months ended December 31, 1996 increased $2,619,000, or 24.8%, to $13,193,000, as compared to $10,574,000 for the nine months ended December 31, 1995. As a percentage of total revenues, employee compensation and benefits increased from 60.8% for the nine months ended December 31, 1995 to 61.6% for the nine months ended December 31, 1996. The increase in employee compensation and benefits over the same period in the prior year results primarily from the growth in the number and scope of the Company's programs and from an increase in the amounts accrued under the Company's incentive compensation plans.

     Purchased services and other expenses for the nine months ended December 31, 1996 increased $707,000, or 20.2%, to $4,201,000 as compared to $3,494,000 for the nine months ended December 31, 1995. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth and to increases in consulting, audit, travel and investor relations expense, net of a decrease in legal expense. As a percentage of total revenues, purchased services and other expenses decreased from 20.1% for the nine months ended December 31, 1995 to 19.6% for the nine months ended December 31, 1996.

     Depreciation and amortization for the nine months ended December 31, 1996 decreased $145,000, or 18.7%, to $629,000 as compared to $774,000 for the nine months ended December 31, 1995. The decrease in depreciation and amortization compared to the same period in the prior year is attributable primarily to the reduction in amortization of non-competition agreements from approximately $188,000 for the nine months ended December 31, 1995 to $-0- for the nine months ended December 31, 1996, net of increases in depreciation and amortization at one of the Company's programs opened during fiscal 1997.

     Income from operations for the nine months ended December 31, 1996 increased $826,000, or 33.3%, to $3,306,000 as compared to $2,480,000 for the nine months ended December 31, 1995, and increased as a percentage of total revenues to 15.4% for the nine months ended December 31, 1996 from 14.3% for the nine months ended December 31, 1995, as a result of the factors described above.

     Interest expense for the nine months ended December 31, 1996 decreased $259,000, or 38.7%, to $411,000 as compared to $621,000 for the nine months ended December 31, 1995. The decrease in interest expense is attributed principally to the prepayment of the Company's long-term debt on October 1, 1996 and the related elimination of deferred loan cost amortization.

     Interest income increased $472,000 to $485,000 for the nine months ended December 31, 1996 as compared to $13,000 for the nine months ended December 31, 1995. The increase in interest income over the same period in the prior year is attributable primarily to the increase in cash available for investment from operations and from the Company's public offering completed in August 1996.

     Provision for income tax expense for the nine months ended December 31, 1996 decreased $1,169,000 to ($877,000) from $290,000 for the nine months ended December 31, 1995. The decrease in provision for income tax expense compared to the same period in the prior year results primarily from a nonrecurring credit to income tax expense of $1,783,000, related to the reversal of a portion of the valuation allowance against the Company's deferred tax assets, net of the impact of an increase in the Company's effective tax rate. The Company's effective tax rate is less than the statutory tax rate because of the utilization of tax net operating loss carryforwards for which no tax benefit had previously been recognized.

     Loss on early extinguishment of debt for the nine months ended December 31, 1996 of $612,000, before the related income tax benefit of $164,000, resulted from the prepayment of the Company's outstanding indebtedness to NHI. As a result of the prepayment of this debt, the Company incurred a prepayment penalty of approximately $493,000, and wrote off deferred loan costs totalling $119,000. Loss on early extinguishment of debt for the nine months ended December 31, 1995 of $65,000, before the related income tax benefit of $10,000, resulted from the write off of deferred loan costs associated with the Company's term loan with
T. Rowe Price Strategic Partners Fund II, L.P. which was repaid.

Liquidity and Capital Resources

     Cash provided by operating activities for the nine months ended December 31, 1996 was $755,000 on net income of $3,816,000 as compared to $2,438,000 on net income of $1,477,000 for the nine months ended December 31, 1995. Working capital at December 31, 1996 was $23,488,000, as compared to $3,904,000 at March 31, 1996.

     Cash used by investing activities was $2,177,000 for the nine months ended December 31, 1996 as compared to $191,000 for the nine months ended December 31, 1995, due primarily to an increase in cash outlays for the purchase of property and equipment and for the purchase of short-term investments. Cash of $17,379,000 was provided by financing activities for the nine months ended December 31, 1996 as compared to a use of $820,000 for the nine months ended December 31, 1995, due primarily to the receipt of net proceeds of $23,641,000 from the issuance of shares of the Company's Common Stock, net of the use of approximately $6,158,000 of such proceeds to prepay the Company's long-term debt with NHI in October, 1996.

     In September 1994, the Company obtained a $2.5 million one-year revolving line of credit from FANB. In January 1996, the Company's line of credit was reduced to $2.0 million, in order to facilitate Helicon's obtaining a $500,000 line of credit from FANB. As a further condition to Helicon's line of credit, the Company agreed to guarantee Helicon's performance under such line of credit. In November 1996, Helicon's line of credit with FANB, and the Company's guarantee, was increased to $1 million. At December 31, 1996, $155,000 was outstanding under Helicon's line of credit, all of which was subsequently repaid.

     The Company's $2.0 million line of credit matured on September 30, 1996, and, on November 8, 1996, the Company entered into a new loan and security agreement with FANB. Under the terms of this agreement, FANB has made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $13,000,000. The initial term of the agreement extends through November 1, 1999. The credit facility bears interest at either (i) the one, two or three month LIBOR rate plus an applicable margin, which ranges between 1.35% and 2.10% and is dependent on the ratio of funded debt to operating earnings or (ii) FANB's index rate, at the Company's option. The line of credit is secured primarily by the Company's accounts receivable and equipment.

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

     Capital expenditures during fiscal 1997 are expected to include the replacement of existing capital assets as necessary, as well as the costs associated with the opening of new programs and facilities, including the possible purchase of certain real estate and improvements. In July 1996, the Company entered into an agreement to purchase, for $690,000, real property currently being utilized by Helicon for certain of its Tennessee programs. Closing for this transaction occurred during January 1997. The Company also may consider possible strategic acquisitions, including acquisitions of existing programs and other companies engaged in youth services or related businesses.

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)     The following exhibits are included herein:
                  (10) Loan and Security Agreement between First American National Bank and Children's Comprehensive Services, Inc. and its wholly owned subsidiary Children's Comprehensive Services of California, Inc., dated as of November 8, 1996
                  (11)       Statement re:  computation of earnings per share.
                  (27)       Financial Data Schedule.  (SEC use only)

          (b)     Reports on Form 8-K:

          There were no reports on Form 8-K filed by the Company during the three months ended December 31, 1996.

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


                                   CHILDREN'S COMPREHENSIVE SERVICES, INC.
                                   ---------------------------------------
                                                (Registrant)


Date:  February 13, 1997           /s/ WILLIAM J BALLARD
                                   ---------------------------------------
                                       William J Ballard
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)


Date:  February 13, 1997           /s/ DONALD B. WHITFIELD
                                   ---------------------------------------
                                       Donald B. Whitfield
                                       Vice President of Finance, Secretary and
                                       Treasurer (Principal Financial and
                                       Accounting Officer)

                                 Exhibit Index

Exhibit No.
-----------
     10   Loan and Security Agreement between First American National Bank and
             Children's Comprehensive Services, Inc. and its wholly owned subsidiary Children's Comprehensive Services of California, Inc.,
             dated as of November 8, 1996
     11   Computation of Per Share Earnings
     27   Financial Data Schedule (SEC use only)