Form 10-QT
period 1996-06-30
CHILDRENS COMPREHENSIVE SERVICES INC
filed 1997-05-02
CIK 816247

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark one)                         FORM 10-Q

[ ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      For the quarterly period ended
                                     -----------

                                       OR

[X]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF l934

      For the transition period from April 1, 1996 to June 30, 1996

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

Common Stock, $ .01 Par Value, outstanding at August 2, 1996 - 5,499,160
------------------------------------------------------------------------
shares.
-------

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



                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                        Three Months Ended
                                                             June 30,
                                                     -------------------------
                                                        1996          1995
                                                     ----------    -----------
FINANCING ACTIVITIES
  Proceeds from revolving lines of credit            $      -0-    $ 1,417,000
  Principal payments on revolving lines of
     credit and long-term borrowings                    (47,000)    (1,458,000)
  Principal payments on long-term
     borrowings - related parties                           -0-        (14,000)
  Proceeds from issuance of Common Stock                217,000            -0-
  Stock issue/registration costs                            -0-        (23,000)
                                                    -----------    -----------
                     NET CASH PROVIDED (USED)

                      BY FINANCING ACTIVITIES           170,000        (78,000)
                                                    -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                   891,000        621,000
  Cash and cash equivalents at
     beginning of period                              2,427,000         69,000
                                                    -----------    -----------
                    CASH AND CASH EQUIVALENTS
                             AT END OF PERIOD       $ 3,318,000    $   690,000
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

                                   CHILDREN'S COMPREHENSIVE SERVICES, INC.
                                   ---------------------------------------
                                               (Registrant)

Date:  May 2, 1997                  /s/ WILLIAM J BALLARD
                                   -----------------------------------------
                                       William J Ballard
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)

Date:  May 2, 1997                  /s/ DONALD B. WHITFIELD
                                   -----------------------------------------
                                       Donald B. Whitfield
                                       Vice President of Finance, Secretary
                                       and Treasurer (Principal Financial
                                       and Accounting Officer)

                                 Exhibit Index

Exhibit No.                                                           Page

    11            Computation of Per Share Earnings                    19
    27            Financial Data Schedule (SEC use only)               20