Form 10-Q
period 1997-03-31
CHILDRENS COMPREHENSIVE SERVICES INC
filed 1997-05-15
CIK 816247

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark one)                         FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF l934

      For the transition period from               to
                                     -------------    --------------

                         Commission File Number 0-16162


                    CHILDREN'S COMPREHENSIVE SERVICES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Tennessee                                        62-1240866
------------------------------                      ---------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

805 South Church Street, Murfreesboro, Tennessee            37130
------------------------------------------------          --------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (615) 896-3100
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

Common Stock, $ .01 Par Value, outstanding at May 12, 1997 - 7,126,678 shares.
-------------------------------------------------------------------------------







                                  Page 1 of 21
                        Index to Exhibits is on Page 20

                                     INDEX

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                          Page
                                                                         Number
                                                                         ------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

    Consolidated Balance Sheets--March 31, 1997
    and June 30, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

    Consolidated Statements of Income--
    Three months ended March 31, 1997 and 1996;
    Nine months ended March 31, 1997 and 1996. . . . . . . . . . . . . . . . .5

    Consolidated Statements of Cash Flows--
    Nine months ended March 31, 1997 and 1996. . . . . . . . . . . . . . . . .6

    Notes to Consolidated Financial Statements--
    March 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8

Item 2. Management's Discussion and
    Analysis of Financial Condition and Results
    of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .18



SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19



                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                     March 31,      June 30,
(dollars in thousands)                                 1997           1996
                                                   ------------    ----------
ASSETS

CURRENT ASSETS
     Cash (including cash equivalents of
          $17,613 at March 31 and $-0-
          at June 30)                              $     20,245    $    3,318
     Short-term investments                               1,974           -0-
     Accounts receivable, net of allowance
          for doubtful accounts of $77 at
          March 31 and $143 at June 30                    5,170         4,025
     Prepaid expenses                                       212           300
     Other current assets                                   570           404
                                                   ------------    ----------
                            TOTAL CURRENT ASSETS         28,171         8,047

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $5,605 at March 31
     and $4,994 at June 30                               14,921        14,183
DEFERRED TAX ASSETS, net of valuation allowance
     of $150 at March 31 and $2,391 at
     June 30                                              1,630           -0-
NOTE RECEIVABLE                                             217           217
OTHER ASSETS AND DEFERRED CHARGES, at cost,
     net of accumulated amortization of
     $544 at March 31 and $346 at June 30                   451           135
                                                   ------------    ----------
                                    TOTAL ASSETS   $     45,390    $   22,582
                                                   ============    ==========

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                   March 31,      June 30,
(dollars in thousands)                               1997           1996
                                                 ------------    ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                            $        733    $      540
     Current maturities-long term debt                    -0-           206
     Accrued employee compensation                      1,845           997
     Income taxes payable                                 775           492
     Accrued other expenses                               720           595
     Deferred revenue                                     180           160
                                                 ------------    ----------
                   TOTAL CURRENT LIABILITIES            4,253         2,990

DEFERRED TAXES PAYABLE                                    125           125
LONG TERM DEBT                                            -0-         6,000
OTHER LIABILITIES                                         265           365
                                                 ------------    ----------
                           TOTAL LIABILITIES            4,643         9,480
SHAREHOLDERS' EQUITY
     Preferred stock, par value $1.00 per
       share--10,000,000 shares authorized                -0-           -0-
     Common stock, par value $ .01 per share
       --50,000,000 shares authorized; issued
       and outstanding 7,126,444 shares at
       March 31 and 5,494,785 shares at
       June 30                                             71            55
     Additional paid-in capital                        49,037        25,638
     Accumulated (deficit)                             (8,361)      (12,591)
                                                 ------------    ----------
                  TOTAL SHAREHOLDERS' EQUITY           40,747        13,102
                                                 ------------    ----------
                       TOTAL LIABILITIES AND
                        SHAREHOLDERS' EQUITY     $     45,390    $   22,582
                                                 ============    ==========




                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                           Three Months Ended            Nine Months Ended
                                                March 31,                    March 31,
                                          --------------------         ---------------------
(in thousands, except per share amounts)   1997          1996           1997          1996
                                          ------        ------         -------       -------
Revenues:
  Operating revenues                      $8,405        $6,959         $22,401       $18,112
  Management fee income                      342           309             958           930
                                          ------        ------         -------       -------
                    TOTAL REVENUES         8,747         7,268          23,359        19,042

Operating expenses:
  Employee compensation
    and benefits                           5,434         4,436          14,564        11,595
  Purchased services and
    other expenses                         1,435         1,134           4,454         3,542
  Depreciation and amortization              247           251             685           761
  Related party rent                          25            25              76            76
                                          ------        ------         -------       -------
          TOTAL OPERATING EXPENSES         7,141         5,846          19,779        15,974
                                          ------        ------         -------       -------
Income from operations                     1,606         1,422           3,580         3,068
Other (income) expense:
  Interest expense:
    Banks and other                           14           199             225           609
    Related parties                          -0-           -0-             -0-            20
  Interest income                           (267)          (23)           (720)          (34)
  Other income                               -0-           -0-              (7)          -0-
                                          ------        ------         -------       -------
 TOTAL OTHER (INCOME) EXPENSE, NET          (253)          176            (502)          595
                                          ------        ------         -------       -------
Income before income taxes and
  extraordinary item                       1,859         1,246           4,082         2,473
Provision for income taxes                   592           199            (596)          402
                                          ------        ------         -------       -------
Income before extraordinary item           1,267         1,047           4,678         2,071
Extraordinary item:
  Loss on early extinguishment of
    debt, net of income tax benefit
    of $164 in 1997 and $10 in 1996          -0-           -0-             448            54
                                          ------        ------         -------       -------
                        NET INCOME        $1,267        $1,047         $ 4,230       $ 2,017
                                          ======        ======         =======       =======

Earnings per common share:
  Income before extraordinary item        $  .17        $  .18         $   .66       $   .37
  Extraordinary item                         -0-           -0-            (.06)         (.01)
                                          ------        ------         -------       -------
                        NET INCOME        $  .17        $  .18         $   .60       $   .36
                                          ======        ======         =======       =======
Earnings per common share--
  assuming full dilution:
  Income before extraordinary item        $  .17        $  .18         $   .66       $   .36
  Extraordinary item                         -0-           -0-            (.06)         (.01)
                                          ------        ------         -------       -------
                        NET INCOME        $  .17        $  .18         $   .60       $   .35
                                          ======        ======         =======       =======



                 See notes to consolidated financial statements.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                           Nine Months Ended
                                                               March 31,
                                                        ----------------------
(in thousands)                                            1997           1996
                                                        -------         ------
OPERATING ACTIVITIES
  Net income                                            $ 4,230         $2,017
  Adjustments to reconcile net income
     to net cash provided by operating
       activities:
     Increase in deferred tax assets                     (1,630)           -0-
     Depreciation                                           632            573
     Amortization                                            53            188
     Amortization of deferred loan costs                     26             50
     Provision for bad debts                                (67)            38
     Loss on early extinguishment of debt                   119             64
     Other                                                   (7)            19
  Changes in operating assets and liabilities:
     (Increase) in accounts receivable                   (1,078)        (1,463)
     (Increase) decrease in prepaid expenses                 88            (50)
     (Increase) in other current assets                    (166)           (70)
     Increase in accounts payable                           193            262
     Increase in accrued employee
       compensation                                         848          1,113
     Increase (decrease) in accrued other expenses          125            (90)
     Increase (decrease) in deferred revenue                 20            (38)
     Increase in income taxes payable                       283            203
     (Decrease) in other liabilities                       (100)          (100)
                                                        -------         ------
                             NET CASH PROVIDED BY
                             OPERATING ACTIVITIES         3,569          2,716
                                                        -------         ------

INVESTING ACTIVITIES
  Purchase of short-term investments                     (3,941)           -0-
  Sale of short-term investments                          1,967            -0-
  Purchase of property and equipment                     (1,375)          (206)
  Proceeds from sale of property and equipment               12             38
  (Increase) in other assets                               (514)           (18)
                                                        -------         ------
                               NET CASH (USED) BY
                             INVESTING ACTIVITIES       $(3,851)        $ (186)
                                                        -------         ------

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.



                                                        Nine Months Ended
                                                             March 31,
                                                    -------------------------
(in thousands)                                        1997             1996
                                                    --------         --------
FINANCING ACTIVITIES
  Proceeds from revolving lines of credit
     and long-term borrowings                       $    -0-         $  2,019
  Principal payments on revolving lines of
     credit and long-term borrowings                  (6,206)          (2,154)
  Principal payments on notes payable and
     long-term borrowings--related parties               -0-             (717)
  Proceeds from issuance of Common Stock, net         23,415               59
                                                    --------         --------
                   NET CASH PROVIDED (USED) BY
                           FINANCING ACTIVITIES       17,209             (793)
                                                    --------         --------

INCREASE IN CASH AND CASH
  EQUIVALENTS                                         16,927            1,737
  Cash and cash equivalents at
     beginning of period                               3,318              690
                                                    --------         --------
                      CASH AND CASH EQUIVALENTS
                               AT END OF PERIOD     $ 20,245         $  2,427
                                                    ========         ========
SUPPLEMENTAL INFORMATION
  Income taxes paid                                 $492,000         $189,000
  Interest paid                                      259,000          574,000








                See notes to consolidated financial statements.

                      CHILDREN'S COMPREHENSIVE SERVICES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  March 31, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made in the consolidated financial statements for the three and nine month periods ended March 31, 1996, to conform to the presentation of the financial statements for the three and nine month periods ended March 31, 1997. Operating results for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, the Company's prior fiscal year end.

On March 21, 1997, the Company changed its fiscal year from March 31 to June 30, retroactive to June 30, 1996. Accordingly, this Quarterly Report on Form 10-Q for the three and nine month periods ended March 31, 1997 is hereby filed for the third quarter of the new fiscal year ending June 30, 1997.

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

NOTE C -- ASSET PURCHASE AGREEMENT

On February 27, 1997, the Company entered into a definitive agreement to purchase substantially all the assets and assume certain identified liabilities of Vendell Healthcare, Inc. and its consolidated subsidiaries (collectively "Vendell") for $20 million. The purchase price includes approximately $12 million in cash and $8 million in the Company's Common Stock. The Company has also agreed to purchase for cash Vendell's net working capital, estimated to be approximately $5 million at closing. The number of shares of Company Common Stock issuable in the transaction will be based on a 45-day trading average prior to closing, subject to a maximum of 761,905 shares and a minimum of 470,588 shares. While substantial conditions remain relating to regulatory approval of the transfer of Vendell's assets to the Company, the Company hopes to close the Vendell asset purchase during the quarter ending June 30, 1997.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 1997

NOTE D -- ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  On February 27, 1997, the Company entered into a definitive agreement to purchase substantially all the assets and assume certain identified liabilities of Vendell for $20 million. The purchase price includes approximately $12 million in cash and $8 million in the Company's Common Stock. The Company has also agreed to purchase for cash Vendell's net working capital, estimated to be approximately $5 million at closing. The number of shares of Company Common Stock issuable in the transaction will be based on a 45-day trading average prior to closing, subject to a maximum of 761,905 shares and a minimum of 470,588 shares. While substantial conditions remain relating to regulatory approval of its transfer of Vendell's assets to the Company, the Company hopes to close the Vendell asset purchase during the quarter ending June 30, 1997.

  On March 21, 1997, the Company changed its fiscal year from March 31 to June 30, retroactive to June 30, 1996. Accordingly, this Quarterly Report on Form 10-Q for the three and nine month periods ended March 31, 1997 is hereby filed for the third quarter of the new fiscal year ending June 30, 1997.

  The following discussion and this Quarterly Report on Form 10-Q contain forward-looking statements and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under "Business - Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996. These factors also include certain risks associated with the Vendell transaction such as the ability of the Company to close the transaction, the timing of the closing, the Company's ability to promptly obtain Medicare and Medicaid provider agreements, the ability of the Company to integrate and manage the operations of Vendell and the occurrence of unanticipated problems associated with Vendell's operations prior to or after closing. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General

  As of March 31, 1997, the Company was providing education and treatment services to approximately 2,300 at risk and troubled youth pursuant to contracts with governmental agencies to manage 45 programs in 6 states. These services were provided directly or through the Company's management contract with Helicon, Incorporated ("Helicon"), a Section 501(c)(3) not-for-profit corporation. Revenues under these contracts are recognized as services are rendered. The Company's programs are delivered in both non-residential and residential settings, with the majority of the Company's revenues (under services provided directly) currently generated by non-residential programs. The Company's non-residential programs, which historically have generated higher operating margins than the Company's residential facilities, generally receive revenues based on per diem rates. The Company's residential facilities generally receive revenues under either fixed fee contracts or at per diem rates.

  The Company receives management fee income from Helicon for consulting, management and marketing services rendered pursuant to a Consulting and Marketing Agreement, effective as of August 1992, by and between Helicon and the Company (the "Helicon Agreement"). As of March 31, 1997, the Company was providing consulting, management and marketing services to Helicon at 12 programs. In addition, Helicon also leases three facilities owned by the Company to operate its programs. Pursuant to the Helicon Agreement, the Company is entitled to receive for these services management fee income in an amount equal to 6% of the monthly gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. During the three and nine month periods ended March 31, 1997 and during the three month period ended March 31, 1996, the Company recognized all of the management fee income to which it was entitled. However, for the nine month period ended March 31, 1996, the Company did not recognize all of the management fee income to which it was entitled due to the inability of Helicon to pay these amounts, and there can be no assurance that the Company will recognize any management fee income in the future. As of March 31, 1997, unpaid management fees, lease payments and advances, plus interest, due the Company from Helicon totaled approximately $7,026,000. Based on the current level of operations being maintained by Helicon, the Company does not anticipate collecting any of this amount. The Company has fully reserved this amount, and future payments received from Helicon on this amount, if any, will be recognized by the Company on the cash basis. The Helicon Agreement expires September 1, 1999. The Company has also guaranteed Helicon's obligations under a bank line of credit in the amount of $1,000,000. See "-Liquidity and Capital Resources."

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

  The Company's effective tax rate is less than the statutory tax rate primarily because of the utilization of tax net operating loss carryforwards for which no tax benefit had been recognized prior to the quarterly period ended December 31, 1996. At March 31, 1996, the Company's prior fiscal and tax year end, the Company had net operating loss carryforwards of $5,741,000, utilization of which is subject to annual limitations pursuant to the provisions of Internal Revenue Code Section 382.

  The Company's quarterly results may fluctuate significantly as a result of a variety of factors, including the timing of the opening of new programs. When the Company opens a new program, the program may be unprofitable until the program population, and net revenues contributed by the program, approach intended levels, primarily because the Company staffs its programs in advance of achieving such levels. The Company's quarterly results may also be impacted by seasonality, as revenues generated by youth education services are generally seasonal in nature, fluctuating with the academic school year.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage relationship to the Company's total revenues of certain items in the Company's statements of income:

                                           Three Months Ended              Nine Months Ended
                                                 March 31,                      March 31,
                                          --------------------            -------------------
                                           1997           1996            1997           1996
                                          -----          -----           -----          -----
     Operating revenues                    96.1%          95.8%           95.9%          95.1%
     Management fee income                  3.9            4.2             4.1            4.9
                                          -----          -----           -----          -----
                     TOTAL REVENUES       100.0          100.0           100.0          100.0
                                          -----          -----           -----          -----
     Employee compensation and
       benefits                            62.1           61.0            62.4           60.9
     Purchased services and
       other expenses                      16.4           15.6            19.1           18.6
     Depreciation and amortization          2.8            3.5             2.9            4.0
     Related party rent                      .3             .3              .3             .4
                                          -----          -----           -----          -----
           TOTAL OPERATING EXPENSES        81.6           80.4            84.7           83.9
                                          -----          -----           -----          -----

     Income from operations                18.4           19.6            15.3           16.1
     Other (income) expense:
       Interest expense                      .2            2.7             1.0            3.3
       Interest income                     (3.0)           --             (3.1)           (.2)
       Other income                         --             (.2)            --             --
       Provision for income taxes           6.8            2.7            (2.6)           2.1
       Extraordinary item, net of
           income tax benefit               --             --              1.9             .3
                                          -----          -----           -----          -----
                         NET INCOME        14.4%          14.4%           18.1%          10.6%
                                          -----          -----           -----          -----

Three Months Ended March 31, 1997 and March 31, 1996

      Operating revenues for the three months ended March 31, 1997 increased $1,446,000, or 20.8%, to $8,405,000 as compared to $6,959,000 for the three months ended March 31, 1996. The increase in operating revenues results primarily from the opening of seven new programs during fiscal 1997.

      Management fee income recognized under the Helicon Agreement for the three months ended March 31, 1997 increased $33,000 to $342,000 from $309,000 for the three months ended March 31, 1996.

      Total revenues for the three months ended March 31, 1997 increased $1,479,000, or 20.4%, to $8,747,000 as compared to $7,268,000 for the three months ended March 31, 1996 as a result of the factors described above.

     Employee compensation and benefits for the three months ended March 31, 1997 increased $998,000, or 22.5%, to $5,434,000, as compared to $4,436,000 for the three months ended March 31, 1996. As a percentage of total revenues, employee compensation and benefits increased from 61.0% for the three months ended March 31, 1996 to 62.1% for the three months ended March 31, 1997. The increase in employee compensation and benefits over the same period in the prior year results primarily from the addition of employees to support the growth in the number and scope of the Company's programs, as well as from inefficiencies experienced during the early stages of certain programs.

     Purchased services and other expenses for the three months ended March 31, 1997 increased $301,000, or 26.5%, to $1,435,000, as compared to $1,134,000 for the three months ended March 31, 1996. As a percentage of total revenues, purchased services and other expenses increased to 16.4% for the three months ended March 31, 1997 from 15.6% for the three months ended March 31, 1996. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth, including an increase in legal expense associated with the Company's expansion activities.

     Depreciation and amortization for the three months ended March 31, 1997 decreased $4,000, or 1.6%, to $247,000 as compared to $251,000 for the three months ended March 31, 1996. The decrease in depreciation and amortization compared to the same period in the prior year is attributable primarily to the reduction in amortization of non-competition agreements from approximately $62,000 for the three months ended March 31, 1996 to $-0- for the three months ended March 31, 1997, net of increases in depreciation and amortization at one of the Company's programs opened during fiscal 1997.

     Income from operations for the three months ended March 31, 1997 increased $184,000, or 12.9%, to $1,606,000 as compared to $1,422,000 for the three months ended March 31, 1996, and decreased as a percentage of total revenues to 18.4% for the three months ended March 31, 1997 from 19.6% for the three months ended March 31, 1996, as a result of the factors described above.

     Interest expense for the three months ended March 31, 1997 decreased $185,000, or 93.0%, to $14,000 as compared to $199,000 for the three months ended March 31, 1996. The decrease in interest expense over the same period in the prior year is attributed principally to the prepayment of the Company's long-term debt on October 1, 1996 and the related elimination of deferred loan cost amortization.

     Interest income increased $244,000 to $267,000 for the three months ended March 31, 1997 as compared to $23,000 for the three months ended March 31, 1996. The increase in interest income over the same period in the prior year is attributable primarily to the increase in cash available for investment from operations and from the Company's public offering completed in August 1996.

     Provision for income tax expense for the three months ended March 31, 1997 increased $393,000 to $592,000 from $199,000 for the three months ended March 31, 1996. The increase in provision for income tax expense compared to the same period in the prior year results primarily from the increase in the Company's effective tax rate due to the reversal, during the period ended December 31, 1996, of a portion of the valuation allowance against the Company's deferred tax assets.

Nine Months Ended March 31, 1997 and March 31, 1996

     Operating revenues for the nine months ended March 31, 1997 increased by $4,289,000, or 23.7%, to $22,401,000 as compared to $18,112,000 for the same period in the prior fiscal year. The increase in operating revenues results primarily from the opening of seven new programs during fiscal 1997, the opening of one new program in 1996 which was in operation throughout the entire nine months ended March 31, 1997, and from significant increases in student enrollment at five of the Company's programs.

     Management fee income recognized under the Helicon Agreement for the nine months ended March 31, 1997 increased $28,000 to $958,000 as compared to $930,000 for the nine months ended March 31, 1996.

     Total revenues for the nine months ended March 31, 1997 increased $4,317,000, or 22.7%, to $23,359,000 as compared to $19,042,000 for the nine months ended March 31, 1996 as a result of the factors described above.

     Employee compensation and benefits for the nine months ended March 31, 1997 increased $2,969,000, or 25.6%, to $14,564,000, as compared to $11,595,000 for the nine months ended March 31, 1996. As a percentage of total revenues, employee compensation and benefits increased from 60.9% for the nine months ended March 31, 1996 to 62.4% for the nine months ended March 31, 1997. The increase in employee compensation and benefits over the same period in the prior year results primarily from the addition of employees to support the growth in the number and scope of the Company's programs, as well as from inefficiencies experienced during the early stages of certain programs.

     Purchased services and other expenses for the nine months ended March 31, 1997 increased $912,000, or 25.8%, to $4,454,000 as compared to $3,542,000 for the nine months ended March 31, 1996. As a percentage of total revenues, purchased services and other expenses increased from 18.6% for the nine months ended March 31, 1996 to 19.1% for the nine months ended March 31, 1997. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth including increases in consulting, legal, audit, investor relations, and travel expense.

     Depreciation and amortization for the nine months ended March 31, 1997 decreased $76,000, or 10.0%, to $685,000 as compared to $761,000 for the nine months ended March 31, 1996. The decrease in depreciation and amortization compared to the same period in the prior year is attributable primarily to the reduction in amortization of non-competition agreements from approximately $188,000 for the nine months ended March 31, 1996 to $-0- for the nine months ended March 31, 1997, net of increases in depreciation and amortization at one of the Company's programs opened during fiscal 1997.

     Income from operations for the nine months ended March 31, 1997 increased $512,000, or 16.7%, to $3,580,000 as compared to $3,068,000 for the nine months ended March 31, 1996, and decreased as a percentage of total revenues to 15.3% for the nine months ended March 31, 1997 from 16.1% for the nine months ended March 31, 1996, as a result of the factors described above.

     Interest expense for the nine months ended March 31, 1997 decreased $404,000, or 64.2%, to $225,000 as compared to $629,000 for the nine months ended March 31, 1996. The decrease in interest expense is attributed principally to the prepayment of the Company's long-term debt on October 1, 1996 and the related elimination of deferred loan cost amortization.

     Interest income increased $686,000 to $720,000 for the nine months ended March 31, 1997 as compared to $34,000 for the nine months ended March 31, 1996. The increase in interest income over the same period in the prior year is attributable primarily to the increase in cash available for investment from operations and from the Company's public offering completed in August 1996.

     Provision for income tax expense for the nine months ended March 31, 1997 decreased $998,000 to ($596,000) from $402,000 for the nine months ended March 31, 1996. The decrease in provision for income tax expense compared to the same period in the prior year results primarily from a nonrecurring credit to income tax expense of $1,783,000, related to the reversal of a portion of the valuation allowance against the Company's deferred tax assets during the period ended December 31, 1996, net of the impact of an increase in the Company's effective tax rate.

     Loss on early extinguishment of debt for the nine months ended March 31, 1997 of $612,000, before the related income tax benefit of $164,000, resulted from the prepayment of the Company's outstanding indebtedness to National Health Investors, Inc. As a result of the prepayment of this debt, the Company incurred a prepayment penalty of approximately $493,000, and wrote off deferred loan costs totalling $119,000. Loss on early extinguishment of debt for the nine months ended March 31, 1996 of $64,000, before the related income tax benefit of $10,000, resulted from the write off of deferred loan costs associated with the Company's term loan with T. Rowe Price Strategic Partners Fund II, L.P. which was repaid.

Liquidity and Capital Resources

     Cash provided by operating activities for the nine months ended March 31, 1997 was $3,569,000 on net income of $4,230,000 as compared to $2,716,000 on net income of $2,017,000 for the nine months ended March 31, 1996. Working capital at March 31, 1997 was $23,918,000, as compared to $5,057,000 at June 30, 1996.

     Cash used by investing activities was $3,851,000 for the nine months ended March 31, 1997 as compared to $186,000 for the nine months ended March 31, 1996, due primarily to an increase in cash outlays for the purchase of property and equipment, for the incurrence of acquisition costs related to the purchase of Vendell's assets, and for the purchase of short-term investments. Cash of $17,209,000 was provided by financing activities for the nine months ended March 31, 1997 as compared to a use of $793,000 for the nine months ended March 31, 1996, due primarily to the receipt of net proceeds of $23,641,000 from the issuance of shares of the Company's Common Stock in the public offering completed in August 1996, net of the use of approximately $6,158,000 of such proceeds to prepay the Company's long-term debt with NHI in October, 1996.

     In September 1994, the Company obtained a $2.5 million one-year revolving line of credit from First American National Bank ("FANB"). In January 1996, the Company's line of credit was reduced to $2.0 million, in order to facilitate Helicon's obtaining a $500,000 line of credit from FANB. As a further condition to Helicon's line of credit, the Company agreed to guarantee Helicon's performance under such line of credit. In November 1996, Helicon's line of credit with FANB, and the Company's guarantee, was increased to $1 million. At March 31, 1997, there were no amounts outstanding under Helicon's line of credit.

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

     The Company has entered into a definitive agreement to purchase substantially all the assets and assume certain identified liabilities of Vendell for $20 million. The purchase price includes approximately $12 million in cash and $8 million in the Company's Common Stock. The Company has also agreed to purchase for cash Vendell's net working capital, estimated to be approximately $5 million at closing. In conjunction with the transaction, Vendell filed for bankruptcy in the United States Bankruptcy Court for the Middle District of Tennessee. On May 6, 1997, the Bankruptcy Court approved the sale of Vendell's assets to the Company. While substantial conditions remain relating to regulatory approval of the transfer of Vendell's assets to the Company, the Company hopes to close the Vendell asset purchase during the quarter ending June 30, 1997.

     Capital expenditures during fiscal 1997 are expected to include the replacement of existing capital assets as necessary, as well as the costs associated with the opening of new programs and facilities, including the possible purchase of certain real estate and improvements, and the consummation of the Vendell asset purchase. The Company also may consider other possible strategic acquisitions, including acquisitions of existing programs and other companies engaged in youth services or related businesses.

     Current obligations, typically due within thirty days or less, are expected to be funded with cash flow from operations and borrowings under the Company's line of credit. Management believes that operations, remaining proceeds from the August 1996 public offering, and amounts available under its line of credit will provide sufficient cash flow for the foreseeable future, including the cash required to consummate the Vendell asset purchase.

Inflation

    Inflation has not had a significant impact on the Company's results of operation since inception. Certain of the Company's existing contracts provide for annual price increases based upon changes in the Consumer Price Index.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)     The following exhibits are included herein:
                  (2) Asset Purchase Agreement By and Among Vendell Healthcare, Inc., the Subsidiaries of Vendell Healthcare, Inc. and the Company.
                  (11)       Statement re:  computation of earnings per share.
                  (27)       Financial Data Schedule.  (SEC use only)

          (b)     Reports on Form 8-K:

          Form 8-K Reporting Date -- March 21, 1997

          Items Reported -- Item 8. Change in Fiscal Year. The Company reported a change in the date of its fiscal year end from March 31 to June 30, retroactive to June 30, 1996. A transition report covering the period from April 1, 1996 to June 30, 1996 was filed on Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CHILDREN'S COMPREHENSIVE SERVICES, INC.
                                              (Registrant)


Date:  May 14, 1997                   /s/ WILLIAM J BALLARD
                                      ------------------------------------
                                      William J Ballard
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer)


Date:  May 14, 1997                   /s/ DONALD B. WHITFIELD
                                      ------------------------------------
                                      Donald B. Whitfield
                                      Vice President of Finance, Secretary
                                      and Treasurer (Principal Financial
                                      and Accounting Officer)

                               Exhibit Index

Exhibit No.
----------
      2* Asset Purchase Agreement By and Among Vendell Healthcare, Inc., the Subsidiaries of Vendell Healthcare, Inc. and the Company.
     11   Computation of Per Share Earnings
     27   Financial Data Schedule (for SEC use only)

-----------
  * As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedules or exhibit to the Commission upon request.