Form 10-K
period 1997-06-30
CHILDRENS COMPREHENSIVE SERVICES INC
filed 1997-09-29
CIK 816247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(MARK ONE)                         FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED JUNE 30, 1997 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-16162

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                            62-1240866
--------------------------------                        -----------------------
 (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                        Identification Number)

805 South Church Street, Murfreesboro, Tennessee                  37130
------------------------------------------------        -----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code           (615) 896-3100
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of voting and non-voting stock held by non-affiliates of the Company as of September 19, 1997 was $109,293,113 and $-0-, respectively.

The number of shares outstanding of the issuer's common stock, par value $ .01 per share, as of September 19, 1997 was 7,774,633.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders to be held November 12, 1997 are incorporated by reference into Part III of this Form 10-K.

           Index to Exhibits is Found on Sequentially Numbered Page 63

                                     PART I
                                ITEM 1. BUSINESS

GENERAL

         Children's Comprehensive Services, Inc., a Tennessee corporation formed in 1985, and subsidiaries (the "Company") is one of the largest for-profit providers of education, treatment and juvenile justice services for at risk and troubled youth in the United States. The Company's programs include a comprehensive continuum of services provided in both residential and non-residential settings for youth who have severe psychiatric disorders or who are emotionally disturbed, behaviorally disordered, developmentally delayed or learning disabled. The Company also provides a limited range of adult behavioral services at certain of its locations in response to community demand. The Company provides its services at facilities located in Alabama, Arkansas, California, Florida, Kentucky, Louisiana, Michigan, Montana, Tennessee, Texas and Utah. As of June 30, 1997, the Company was providing education, treatment and juvenile justice services, either directly or through its management contract with Helicon Incorporated ("Helicon"), to approximately 2,600 youth and 100 adults.

VENDELL TRANSACTION

         In June 1997, the Company acquired substantially all the assets of Vendell Healthcare, Inc. and its subsidiaries ("Vendell") for approximately $19,477,000 in cash ($18,768,000 of which was paid at closing and $709,000 of which was paid in September 1997) and the issuance of 642,978 shares of the Company's Common Stock valued at approximately $7,600,000. Pursuant to this acquisition, the Company acquired seven residential treatment facilities and 12 non-residential treatment facilities which the Company believes will enhance its continuum of youth services.

RECENT DEVELOPMENTS

         In July 1997 the Company signed a contract with the Michigan Family Independence Agency for a 30 bed residential program for seriously disturbed, adjudicated juvenile offenders, representing an expansion of the Company's behavioral services program in St. Johns, Michigan. In addition, in August 1997, the Company entered into new contracts with the Utah Department of Corrections and various school districts in the State of Arkansas. Under the Utah contract, the Company will provide a 24-bed observation and assessment, short term residential program for adjudicated male juvenile offenders at its West Jordan, Utah facility. Under the Arkansas contracts, the Company will serve up to 80 youth in educational programs designed for unruly, conduct disordered youth at sites in Little Rock, North Little Rock and Bryant, Arkansas.

THE MARKET FOR THE COMPANY'S SERVICES

         The Company believes the market for its services for at risk and troubled youth is large and growing. The population of at risk and troubled youth ranges from youth who have been abused and neglected to those who are seriously emotionally disturbed. At one end of the spectrum are at risk youth. These are youth who are not functioning well in school or at home, exhibit such behavior as aggressive noncompliance with parents and authority figures, chronic truancy, fighting, running away and alcohol or drug abuse. Children classified as requiring special education services comprise a large subset of the at-risk youth population. Of the 5.1 million children in special education programs during the 1995-96 school year, 2.6 million were diagnosed as having specific learning disabilities and over 430,000 were considered seriously emotionally disturbed. At the other end of the spectrum are troubled youth. These are youth who have committed serious and/or violent crimes, such as sex offenses, robberies, assaults and drug trafficking. In 1995, there were 2.7 million arrests of juveniles under 18 years of age, accounting for 15% of all violent crime, 32% of all robbery arrests and 25% of all weapons arrests. The Company believes that factors contributing to the high rate of youth crime include the ready availability of firearms, the prevalence of drug addiction, violence portrayed in the media and the increase in the number of single parent homes. In addition, a recent census projection stated that the juvenile population in the United States is expected to reach 74 million by the year 2010. At certain of its facilities, the Company also provides adult programming and treatment in response to community demand and the need for such services.

         The federal Individuals with Disabilities Education Act mandates that all children with disabilities be provided a free and appropriate education which emphasizes special education and related services designed to meet their unique needs. Governmental agencies traditionally have provided education, treatment and juvenile justice services for at risk and troubled youth either directly or through private providers of these services. The Company believes that the increasing number of youth in the United States and the increasing prevalence of juvenile crime have resulted in a growing demand for these services for at risk and troubled youth, which will make it increasingly less likely that governmental entities will be able to provide the necessary services directly. As a result, there is a growing trend throughout the United States toward privatization of education, treatment and juvenile justice services, as governments of all types face continuing pressure to control costs and improve the quality of services. Furthermore, the Company believes that, as juvenile crime and the demand for special education services for at risk and troubled youth continues to grow and receive increasing levels of attention from lawmakers and the general public, government funding for juvenile services will continue to increase. Although the number and scope of privatized services for at risk and troubled youth has increased dramatically in recent years, the Company estimates that only a relatively small percentage of these services are currently privately managed. Based on the combination of the current demographic and societal factors affecting at risk and troubled youth, the Company believes that the demand for its services for these youth will continue to escalate and, increasingly, the private sector will be called upon to meet the growing demands for these services.

SERVICES PROVIDED BY THE COMPANY

         The Company, directly and through programs managed for Helicon, educates and treats at risk and troubled youth through a comprehensive continuum of services that are designed to address the specific needs of each youth and to return the youth to their schools or communities. Additionally, at certain of its facilities, the Company provides treatment services for adults. The Company's programs, ranging from non-residential family preservation programs to 24-hour secure facilities, are based predominantly on models designed to achieve behavior modification through therapy, counseling and, when necessary, pharmaceuticals. The Company's programs include computer-based educational/vocational training and comprehensive programs for behavior change, including individual, group and family counseling, social and independent living skills training, empathy development, critical thinking and problem solving, anger management, substance abuse treatment and relapse prevention. These programs are designed to increase self-control and effective problem-solving; to teach youth how to understand and consider other people's values, behaviors and feelings; to show youth how to recognize how their behavior affects other people and why others respond to them as they do; and to teach them alternative, responsible, interpersonal behaviors. Although certain youth in the Company's programs require both drug treatment and therapy, the Company's goal is to minimize or eliminate the use of drugs whenever possible over the course of its involvement with the youth. When drug treatment is appropriate, drugs are prescribed by licensed physicians and may be administered by Company personnel. The Company believes that the breadth of the Company's services makes the Company attractive to members of the community and a broad spectrum of payers, as well as to local, state and federal governmental agencies. As of June 30, 1997, the Company was providing services directly and through management contracts with Helicon to approximately 1,800 youth and 60 adults in its non-residential programs and 800 youth and 40 adults in its residential programs.

Comprehensive Continuum of Services. The Company offers a comprehensive continuum of services ranging from non-restrictive programs, such as family preservation and non-residential special education programs, to acute psychiatric programs, secure residential and medium-security juvenile correctional facilities. The Company believes its primary emphasis on education, treatment and juvenile justice, as well as consistency and flexibility in the delivery of its services, are critical to the success of its programs. Accordingly, the Company's programs are tailored to the specific needs of each locality, each client agency, each population and, most importantly, to the unique needs of each student or resident. The Company believes that this continuum of services allows it to address the specific needs of each segment of the at risk and troubled youth population and to satisfy the demands for such services by a community. Through its relationship with Helicon, the Company also is able to deliver services to governmental agencies who are required or elect to contract with not-for-profit entities for the provision of services offered by the Company.

NON-RESIDENTIAL PROGRAMS. The Company's non-residential youth services programs are designed to meet the special needs of at risk and troubled youth and their families, while enabling the youth to remain in his or her home and community. As described below, non-residential services provided by the Company include behavioral day treatment programs, educational day treatment programs, alternative education programs, diversionary education programs, family preservation programs, homebound education programs and on-site education programs in emergency shelters and diagnostic centers. Adult programs provide primarily behavioral day treatment.

Behavioral Day Treatment Programs. The Company's behavioral day treatment programs provide therapeutic treatment services to individuals with clinically definable emotional disorders, including those with severe psychiatric disorders who are transitioning from acute psychiatric treatment programs to other day treatment programs, as well as treatment for chemical dependency. Treatment under these programs includes individual and group therapy, counseling and, in certain cases, may include pharmaceutical treatment. Each behavioral day treatment program is overseen by a licensed physician and staffed by one or more counselors or therapists and registered nurses.

Educational Day Treatment Programs. The Company's educational day treatment programs provide specialized educational services for youth with clinically definable emotional disorders. These programs provide the opportunity to remedy deficits in a student's education and foster the development of responsible social behaviors. For these students, traditional public school programs have not been able to sustain motivation or cooperation or have not provided needed specialized education services. The Company's educational day treatment programs are staffed with teachers and counselors with expertise in behavioral management to provide high quality special education services, including specialized teaching methods, individual and group therapy provided by licensed clinicians, computer-based curriculum and instructional delivery and designs.

Alternative Education Programs. The Company's alternative education programs provide educational services to youth who cannot or who are not permitted to attend public school. These programs are designed to educate at risk youth in a manner that promotes public safety by reducing disruptive and delinquent behaviors of students. The principal components of the alternative education programs include daily computer assisted learning, behavioral counseling, job placement, transition into public schools, family services and community service. These programs are designed to provide youth with the education, credentials and job skills required to be successful adults.

Diversionary Education Programs. The Company's diversionary education programs provide educational and therapeutic day treatment services to youth whose social function in school and society has been unsatisfactory, as well as delinquent and status offending youth and youthful sex offenders. These programs, typically provided in lieu of incarceration, are designed to break the cycle of repeated teen delinquency and to strengthen the youth's ties and relationships with his or her family and community. In addition to individually tailored academic programs, these programs are designed to provide intensive supervision, individualized education and counseling, vocational counseling and job placement and independent living skills in an effort to remotivate the student's interest in school, develop self-discipline and improve social skills, self-esteem and cooperation with others.

Family Preservation Programs. The Company's family preservation programs provide a blend of home-based, intensive crisis intervention services to at risk and troubled youth and their families. These programs are designed to help the youth improve their coping and living skills and strengthen and maintain the integrity of the family, while promoting the healthy growth and development of the at risk and troubled youth. The objectives of these programs are to improve family functioning and to keep the youth in the family.

Homebound Education Programs. The Company's homebound education programs provide educational services to students who are pregnant or who have medical problems that prevent them from attending school as well as to suspended special education students. Students in these programs receive focused one-on-one instruction and continue with the curriculum of the school normally attended by the student.

On-Site Education Programs in Shelters and Diagnostic Centers. The Company's shelter education program provides on-site educational services at multiple locations to at risk and troubled youth who have been removed from their homes and are in residence at emergency shelters and diagnostic centers. The objective of this program is to provide continuity in a student's education in a safe and secure environment while the youth awaits permanent placement.

RESIDENTIAL PROGRAMS. The Company's residential programs provide highly structured therapeutic environments and comprehensive treatment for at risk and troubled youth when structured observation is necessary, when severe behavior management needs are present or when containment and safety are required. As described below, the Company's residential services include secure residential programs, detention programs, acute psychiatric treatment programs, residential psychiatric treatment programs, residential treatment programs, diagnostic and evaluation services, therapeutic wilderness programs, and group homes. Adult programs provide primarily acute psychiatric treatment.

Secure Residential Programs. The Company's secure residential programs house youth that are placed in such programs by the courts or state agencies. While in the programs, the youth are provided with a wide range of services designed to change negative behavior including substance abuse education, group counseling, physical training, education, a student work program and social skills classes. Each student receives an individualized service plan tailored to meet his or her particular needs for the duration of the placement.

Detention Programs. The Company's detention programs house youth awaiting disposition of their court cases. While in detention, the emotional condition and educational needs of the youth are assessed by the Company to help the courts determine the appropriate permanent placement following adjudication. In addition, residents at the Company's detention centers receive educational and treatment services, such as substance abuse and individual and group counseling, to provide these youth with a meaningful start towards their rehabilitation.

Acute Psychiatric Treatment Programs. The Company's acute psychiatric treatment programs provide evaluation and stabilization of individuals with severe psychiatric disorders. Programs are based on a medical model and consist of structured and intensive medical and/or behavioral treatments including therapy, counseling and pharmaceuticals. The programs are supervised by licensed physicians and represent the first step in treating severe psychiatric disorders.

Residential Psychiatric Treatment Programs. The Company's residential psychiatric treatment programs provide medical and behavioral treatment to behaviorally and emotionally disturbed youth who suffer from depression, chemical dependency and other psychiatric disorders. These treatment programs are based on a medical model and are designed to achieve behavior modification through the use of therapy and medical treatment, including pharmaceuticals. Medical treatment services are provided by licensed physicians who contract with the Company to provide such services. Services offered at these programs include therapy groups, drug education and 12-step recovery meetings. A primary goal of the Company's residential psychiatric programs is to develop positive support systems for the adolescents to allow for discharge to a less structured environment.

Residential Treatment Programs. The Company's residential treatment programs serve behaviorally and emotionally disturbed youth, such as youth who have substance abuse problems, youth suffering from depression and youthful sex offenders. While in the Company's residential treatment centers, youth participate in individual, group and family therapy, recreation therapy and educational programs. These programs focus on teaching more appropriate behavior through cognitive restructuring, behavior management and counseling.

Diagnostic and Evaluation Services. The Company's diagnostic and evaluation services are designed to provide short-term evaluation and assessment services to youth who are in state custody.

Therapeutic Wilderness Programs. The Company's short-term therapeutic wilderness programs are designed for relatively low-risk youth who have failed or performed below expectations in community-based settings. These programs include educational and counseling services, and a regimen of structured physical activity, including drill and ceremony training and work projects. The Company's wilderness programs are designed to educate youth and teach the discipline and self-respect necessary to prevent a youth from repeating or engaging in more serious delinquent behavior.

Group Homes. The Company's group home programs provide shelter care, transitional services and independent living programs for youth in a family-like setting in residential neighborhoods. These programs focus on teaching family living and social skills, and include both individual and group counseling.

         The table below sets forth certain information regarding the Company's non-residential programs operated by the Company directly or through management contracts with Helicon:

                                              NON-RESIDENTIAL PROGRAMS
                                                                                         Average
                                                                                        Population  Commencement
Location                   Program Type                                                 FY 6/30/97  of Operations
----------------           -------------------------------------------                  ----------  -------------
COMPANY PROGRAMS

Alabama:
  Dothan                   Behavioral day treatment                                         16         June 1997

Arkansas:
  Little Rock              Alternative education                                            -0-        June 1997
  North Little Rock        Alternative education                                            -0-        June 1997

California:
  San Bernardino           Educational day treatment                                        43         January l980
  Grand Terrace            Educational day treatment                                       168         May l985
  Beaumont                 Educational day treatment                                        33         September l985
  Banning                  Educational day treatment                                        24         September l985
  Victorville              Educational day treatment                                        31         September l987
  Mid-Valley               Educational day treatment                                        79         June l988
  Ramona                   Educational day treatment                                        29         September 1990
  Quail Valley             Educational day treatment                                        36         October 1990
  Riverside                Educational day treatment                                       109         August 1992
  Desert Hot Springs       Educational day treatment                                         4         September 1992
  Barstow                  Educational day treatment                                        17         April 1994
  Chula Vista              Educational day treatment                                        61         February 1994
  Steele Canyon            Educational day treatment                                        42         September 1994
  Riverside                Educational day treatment                                        23         May 1996
  Joshua Tree              Educational day treatment                                         7         September 1996
  Riverside                Educational day treatment                                        39         April 1997
  Hemet                    Educational day treatment                                        14         April 1997

Florida:
  Jacksonville             Diversionary education                                           20         September 1995
  Highlands County         Diversionary education                                           23         November 1996
  Ft. Walton               Behavioral day treatment                                         11         June 1997
  Pensacola                Behavioral day treatment                                         19         June 1997
  Panama City              Behavioral day treatment                                         16         June 1997

Kentucky:
  Bowling Green            Behavioral day treatment                                         17         June 1997

Louisiana:
  New Orleans              Diversionary education                                           28         November 1991
  New Orleans              Family preservation                                               4         February 1994



                                                                                         Average
                                                                                        Population  Commencement
Location                   Program Type                                                 FY 6/30/97  of Operations
----------------           -------------------------------------------                  ----------  -------------
Montana:
  Butte                    Behavioral day treatment                                         18         June 1997
  Billings                 Behavioral day treatment                                         25         June 1997
  Great Falls              Behavioral day treatment                                         20         June 1997
  Polson                   Behavioral day treatment                                         16         June 1997
  Bozeman                  Behavioral day treatment                                         20         June 1997

Tennessee:
  Nashville                Homebound education                                              88         November 1991

Texas:
  Bexar County             Alternative education                                           135         September 1996
  Nueces County            Alternative education                                             4         October 1996
  Houston                  Alternative education                                            20         June 1997
  Houston                  Behavioral day treatment                                          5         June 1997

HELICON PROGRAMS

Tennessee:
  Murfreesboro             Family preservation                                              18         July 1988
  Murfreesboro             Educational day treatment                                        23         September 1990
  Murfreesboro             Diversionary education                                           40         February 1994
  Nashville                Diversionary education                                           40         October 1990
  Various                  On-site educational services in
                             emergency shelters and diagnostic
                             centers                                                       359         September 1993
  Covington                Diversionary education                                           30         August 1994
  Clarksville              Diversionary education                                           40         September 1994


         The table below sets forth certain information regarding residential programs operated by the Company directly or through management contracts with
Helicon:


                              RESIDENTIAL PROGRAMS

                                                                                         Average
                                                                        Licensed        Population  Commencement
Location                   Program Type                                 Capacity        FY 6/30/97  of Operations
----------------           -------------------------------------------  --------        ----------  --------------
COMPANY PROGRAMS

Alabama:
  Tuscaloosa               Detention program                                 27             23       September 1989
  Tuscumbia                Detention program                                 25             22       October 1992
  Jasper                   Therapeutic wilderness program                    20             20       November 1994
  Eutaw                    Therapeutic wilderness program                    20             16       May 1995
  Selma                    Therapeutic wilderness program                    26             17       February 1996
  Eufaula                  Secure residential program                        90             57       August 1996

Arkansas:
  Benton                   Acute psychiatric and residential
                           psychiatric treatment                             77             65       June 1997

Florida:
  Panama City              Acute psychiatric and residential
                           psychiatric treatment                             80             38       June 1997

Kentucky:
  Bowling Green            Acute psychiatric and residential
                           treatment                                         72             49       June 1997
Michigan:
  St. Johns                Acute psychiatric and secure
                           residential program                               63             10       June 1997

Montana:
  Butte                    Acute psychiatric and residential
                           psychiatric treatment and detention
                           program                                           52             45       June 1997



                                                                                         Average
                                                                        Licensed        Population  Commencement
Location                 Program Type                                   Capacity        FY 6/30/97  of Operations
----------------         -------------------------------------------    --------        ----------  --------------
Tennessee:
  Murfreesboro           Residential treatment                               34             34       July l989
  Newbern                Residential treatment                               32             32       July 1990
  Clarksville            Diagnostic and evaluation services                  25             25       May 1992
  Johnson City           Detention program                                   12              9       November 1985
  Jackson                Residential treatment                               54             33       December 1996

Texas:
  Houston                Acute psychiatric and residential
                         psychiatric treatment                              140             45       June 1997

Utah:
  West Jordan            Acute psychiatric and residential
                         treatment                                           80             35       June 1997
HELICON PROGRAMS

California:
  Mid-Valley             Residential treatment                               84             80       June l988
  Ramona                 Residential psychiatric treatment                   40             34       November 1984
  Riverside              Residential treatment                              120            113       August 1992
  Various                6-Bed group homes                                   36             29       November 1994
  Riverside              Secure residential program                          30             26       May 1996


         In addition to the programs described above, the Company manages psychiatric units for elderly patients in general medical/surgical hospitals in two locations in Little Rock, Arkansas in exchange for a fixed monthly fee and reimbursement of expenses.

OPERATIONAL PROCEDURES

         The Company's programs are designed to provide a range of consistent, high quality and cost-effective education, treatment and juvenile justice services to meet a wide variety of needs for the various segments of the at risk and troubled youth population as well as, at some facilities, adult populations. All acute and certain other facilities of the Company admit patients 24 hours per day, seven days a week. The Company generally is responsible for the overall operation of its own and Helicon's facilities and programs, including staff recruitment, general administration and security and supervision of the youth in their programs.

Staff Recruitment and Training. The Company has assembled an experienced team of managers, counselors and staff that blends program expertise with significant business and financial experience in each area of the Company's operations. The Company believes that its recruitment, selection and training programs provide quality personnel experienced in the Company's approach to providing its programs. The Company's direct care staff includes teachers, counselors, mental health professionals (including psychiatrists and psychologists), juvenile justice administrators and licensed clinicians. The Company prefers to recruit direct care staff who have pursued undergraduate or graduate studies in education and in the behavioral or social sciences. Physician members of the direct care staff are generally independent contractors who also maintain a private practice. In the case of physicians who relocate their practices near Company facilities, the Company may guarantee a minimum income to such physicians for a limited period, such as one year.

         The Company's internal training policies require the Company's teachers, counselors, security and other direct care staff to complete extensive training. Core training includes courses in the major Company program components such as behavior change education, positive peer culture, discipline and limit setting, anger management and the teaching of social skills. Annual continuing education also is required for all direct care staff. The Company demonstrates its commitment to its employees' professional development by offering lectures, classes and training programs, as well as tuition reimbursement benefits.

Quality Assessment. The Company strives to enhance the quality of its program offerings and the quality of its highly trained and dedicated staff to improve the positive impact that its programs have on the individuals they serve. The Company has developed a model of ongoing program evaluation and quality management which the Company believes provides critical feedback to measure the quality of its various programs. The Company has implemented its Mastery Achievement Program ("MAP") at the majority of its facilities and expects to complete implementation at the remaining facilities during fiscal 1998. The MAP provides regular feedback on percentage achievement of standards to measure whether a program is achieving its performance objectives. The quality of care standard data is computer scanned on a weekly or monthly basis and graphs are developed which show ongoing visual representations of progress towards meeting standards. Feedback is then provided to the Company's administrators, corporate managers and all staff so that each team member is aware on a timely basis if program standards are being met. The Company believes the MAP is a vital management tool to evaluate the quality of its programs, and has been useful as a marketing tool to promote the Company's programs since it provides more meaningful and significant data than is usually provided by routine contract licensing monitoring of programs. To expand the scope of the MAP, the Company is attempting to develop a computer-based program which correlates client characteristics and program achievements with recidivism data after youth are released from the Company's various programs.

         In addition to measuring performance objectives, the Company has corporate compliance policies, including an integrity hotline, formulated as a guide to the ethical and legal conduct of its employees in force at its principal behavioral residential treatment centers. The Company anticipates implementing such policies in its remaining facilities during fiscal 1998.

Security. The Company realizes that, in the operation of programs for at risk and troubled youth, a primary mission is to protect the safety of the community within a facility, as well as the community outside. Thus, the Company's programs emphasize security, risk assessment and close supervision by responsible and well-trained staff.

MARKETING

         The Company's marketing activities are directed primarily toward local and state governmental entities responsible for juvenile justice, social services providers, education and mental health providers, as well as school districts and juvenile courts responsible for special programs for at risk and troubled youth. The Company also markets certain of its programs to the general public in an effort to increase community awareness of the Company's facilities. Marketing efforts are conducted and coordinated by the Company's Vice President of Business Development and other senior management personnel with the aid, where appropriate, of certain independent consultants.

Marketing to Governmental Agencies. The Company believes that it is able to design, develop and operate its facilities and programs at a lower cost than governmental agencies that are responsible for performing such services. The Company focuses on adherence to proven policies and procedures and efficient application of financial resources to provide an attractive, cost-effective alternative to programs operated directly by governmental entities. The Company generally pursues its governmental business opportunities in one of three ways. The Company follows the traditional competitive process where a Request for Proposals ("RFP") or a Request for Qualifications ("RFQ") is issued by a government agency, with a number of companies responding, or receives unsolicited requests, generally from local school districts, for the operation of special education programs, or submits unsolicited proposals for new or revised services. When the Company receives inquiries from or on behalf of governmental agencies or local school districts, the Company determines whether there is an existing need for the Company's services, assesses the legal and political climate and the availability of funding and competition, and then conducts an initial cost analysis to further determine program feasibility.

         Generally, governmental agencies responsible for juvenile justice or youth education and treatment services procure services through RFPs or RFQs. As part of the Company's process of responding to RFPs, management meets with appropriate personnel from the agency making the request to best determine the agency's distinct needs. If the project fits within the Company's strategy, the Company will then submit a written response to the RFP. A typical RFP requires bidders to provide detailed information, including the service to be provided by the bidder, its experience and qualification and the price at which the bidder is willing to provide the services. The Company has, and intends in the future, to engage independent consultants to assist it in responding to RFPs. Based on the proposals received in response to an RFP, the agency will award a contract to the successful bidder. In addition to issuing formal RFPs, local jurisdictions may issue an RFQ. In the RFQ process, the requesting agency selects a firm believed to be most qualified to provide the requested services and then negotiates the terms of the contract with that firm, including the price at which its services are to be provided.

         The Company also attends and promotes its services at key conferences throughout the United States where potential government clients are present. Key management staff are on occasion requested by governmental agencies to make presentations at such conferences or to provide professional training.

Marketing to the General Public. In marketing its services to the general public, referral sources and payers, the Company first undertakes market research to determine the specific behavioral care needs of the communities served by its facilities. The Company then modifies or develops programs and services to address those needs and promotes the availability of those programs and services through the use of community education programs, local talk shows and newspaper articles, media advertising and yellow pages advertisements.

         In addition, Company employees in each facility meet regularly with potential referral sources, including psychiatrists and other private physicians, social workers and other community professionals. These representatives also meet with businesses, managed care organizations and other referral sources, all in an effort to educate these sources as to the breadth and quality of the Company's programs.

RELATIONSHIP WITH HELICON

         The Company conducts a significant portion of its business through its relationship with Helicon, a Section 501(c) (3) not-for-profit corporation. As of June 30, 1997, the Company was providing consulting, management and marketing services to Helicon at 12 programs. The Company leases three facilities to Helicon for the operation of certain of its programs. Services provided to Helicon by the Company include operational, management, marketing, program design, financial and other support services, including payroll, budgeting and accounting. The Company is entitled to receive management fees for these services in an amount equal to 6% of the monthly gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. For the fiscal year ended June 30, 1997, and for the three months ended June 30, 1996, the Company recognized all of the management fee income to which it was entitled. However, for each of the fiscal years ended March 31, 1996 and 1995, the Company did not recognize all the management fee income to which it was entitled due to the inability of Helicon to pay these amounts and there can be no assurance that the Company will recognize all management fee income to which it is entitled in the future. As of June 30, 1997, unpaid management fees, lease payments and advances, plus interest, due to the Company from Helicon totaled $7,153,000. Based on the current level of operations being maintained by Helicon, the Company does not anticipate collecting any of, and has fully reserved, this amount. The Helicon Agreement expires September 1, 1999. The Company also has guaranteed Helicon's obligations under a bank line of credit in the amount of $1,000,000.

SOURCES OF REVENUE

         The Company's residential centers and day treatment centers receive payments from (i) the federal government and state governments, pursuant to contracts with such entities, as well as payments under Medicaid Under 21, Medicare, CHAMPUS and other governmental programs, (ii) Blue Cross and other private indemnity carriers, health maintenance organizations, preferred provider organizations and other managed care programs, (iii) self-insured employers and
(iv) patients directly.

MAJOR CUSTOMERS

         During the fiscal year ended June 30, 1997, the Company earned approximately 17% of its revenues under a contract with the Riverside County Office of Education, Riverside, California, and approximately 12% of its revenues under three contracts with the State of Tennessee. The Company's contract with the Riverside County Office of Education requires that the Company provide special education and related services, such as transportation, counseling and language and speech therapy, to those individuals requiring such services who are referred to one of the Company's schools by Riverside County. The Company's contracts with the State of Tennessee require that the Company provide education, treatment, assessment and evaluation services. The contracts with Riverside County and the State of Tennessee have been renewed for the period beginning July 1, 1997 through June 30, 1998, under substantially the same terms and conditions as described above.

REIMBURSEMENT

         In addition to receiving revenues pursuant to contracts with state and local governments, the Company receives payment for services from insurance companies, HMO's, PPO's, Medicare, Medicaid, CHAMPUS and directly from patients.

Medicaid. The Medicaid program, created by the Social Security Amendments of 1965, is designed to provide medical assistance to welfare recipients, indigent individuals who meet state eligibility standards, and certain individuals who meet federally specified poverty guidelines. Medicaid is a joint federal and state program. Each Medicaid program is financed with federal and state funds and is operated by the state within federal guidelines requiring coverage of certain individuals and services and allowing wide latitude in covering additional individuals and services. Reimbursement rates under the Medicaid program are set by each participating state, and rates and covered services may vary from state to state according to a federally approved state plan. The federal government and many states are currently considering ways to limit the increase in the level of Medicaid funding which, in turn, could adversely affect future levels of Medicaid reimbursement received by the Company.

         Certain states in which the Company's facilities operate levy taxes on provider costs or revenues, in part, to fund a portion of the Medicaid program. The Omnibus Budget Reconciliation Act of 1990 (the "1990 Budget Act") directs that such provider specific taxes and voluntary contributions must be excluded from the provider's cost base for Medicaid reimbursement purposes. The Company currently pays provider specific taxes in two states. The Company cannot predict how these programs might be modified in the future or how the states would respond to such modification.

         In addition to the standard reimbursement rates paid to the Company under Medicaid programs, several state programs include a financial benefit for facilities that treat a disproportionately large volume of Medicaid patients as a percentage of the total patient population of the facility. These "disproportionate share" benefits, as they are often called, are subject to annual review and revision by the particular state governments and could be substantially reduced or eliminated at any point. The likelihood of such reductions was substantially increased with the recent enactment of the Balanced Budget Act of 1997, Public Law 105-33 ("BBA"). The BBA substantially reduces the level of disproportionate share funding provided to states from 1998 to 2002. The savings for the federal government as a result of such reductions are valued at $10.4 billion. Such reductions in payments will likely result in either increased state budgetary requirements for furnishing Medicaid services or further reductions in state payments to providers.

         The Company participates in Medicaid Under 21 programs in six states in which it operates residential facilities. Additionally, the Company may receive disproportionate share payments under the Medicaid program in three states.

         Some states have been granted Medicaid waivers from the federal government. These waivers allow the state to implement alternative programs and still receive federal funding. States implementing such programs typically shift Medicaid beneficiaries to managed care. Several states in which the Company operates have been granted a Medicaid waiver. In those states, the Company contracts with a managed care organization to provide services to enrollees who are covered under the state Medicaid waiver program.

Medicare. Medicare is the federally funded and administered health insurance program for the aged (individuals age 65 or older) and disabled. The Medicare program consists of Part A and Part B. Part A covers inpatient services and services furnished by other institutional health care providers. Part B covers the services of doctors, suppliers of medical items and outpatient services.

         While most health care facilities receive Medicare Part A reimbursement on a prospective basis based on the patient's diagnosis, psychiatric facilities are exempt from the Medicare prospective payment system ("PPS") and continue to be reimbursed on a cost-based system. The 1990 Budget Act, however, directs the Secretary of Health and Human Services ("HHS") to develop a new prospective payment methodology for PPS-exempt facilities and to report to Congress on this matter. As of August 31, 1997, regulations have not been proposed to include psychiatric facilities in such prospective payment programs.

         PPS-exempt facilities are subject to inpatient payment limitations and incentives established by the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). Under TEFRA, the target rate of permitted increases in cost per case is established each year by the increase in the cost of a market basket of hospital goods and services (the "Target Rate"). Facilities with costs less than the Target Rate per discharge receive their costs plus an additional payment. Providers with inpatient costs exceeding their Target Rates are subject to a payment ceiling of 110% of the target amount. The Health Care Financing Administration ("HCFA"), the agency responsible for administering the Medicare program, issued a final rule with comment period on August 29, 1997 which affects PPS-exempt facilities. These rules set forth rate-of-increase limits for PPS-exempt facilities. There are various effective dates of the rule changes included in the final rule. In addition, the BBA includes cost containment provisions limiting the annual increase in payment rates for PPS-exempt facilities. Under the BBA, PPS-exempt hospitals get a 0% payment update for fiscal year 1998, then a variable payment update in fiscal years 1999-2002. The Company has not determined the impact of these regulatory changes and statutory enactments to the Company. As of June 30, 1997, three Company facilities had Medicare inpatient utilization and were, therefore, subject to TEFRA payment limitations and vulnerable to any decrease in Medicare reimbursement.

Annual Cost Reports. In order to receive reimbursement under the Medicare and Medicaid programs, the Company is required to submit cost reports detailing the costs incurred by its facilities in providing care to Medicare and Medicaid enrollees. These cost reports are subject to government audits which may result in adjustments to the amounts ultimately determined to be due the Company under these reimbursement programs. These audits often do not result in a final determination of amounts due to providers under the programs based on costs until several years have passed. The Company believes, but cannot assure, that adequate provision has been made for any material adjustments that might result from all of such audits and that final resolution of all cost reports will not have a material adverse effect upon the Company's financial position or results of operations.

Blue Cross and Commercial Insurance. The Company's facilities provide services to individuals covered by health care insurance offered by private commercial insurance carriers, and non-profit hospital service corporations such as Blue Cross. Blue Cross generally pays facilities covered services at (i) their established hospital charges, (ii) a percentage thereof, or (iii) rates negotiated between Blue Cross and the individual facility. Other private insurance carriers also reimburse their policyholders, or make direct payments to facilities, for covered services at established charges or a percentage thereof. Except for patients covered under cost-based Blue Cross plans, as is the case in Michigan, the privately-insured patient generally is responsible to the facility for any difference between the amount the insurer paid for covered items or services and the facility's total charges for the covered items or services. Private commercial insurance carriers have, over the past few years, tended toward minimizing lengths of stay in facilities and lowering costs, the continuation of which could adversely affect the Company and its operations.

GOVERNMENT REGULATION AND HOSPITAL ACCREDITATION

Licensing and Certification. The industry in which the Company operates is subject to substantial federal, state and local government regulations. Health care facilities are subject to periodic state licensing inspections and Medicare, Medicaid and CHAMPUS compliance inspections to determine compliance with their respective conditions of participation, including standards of care, staffing, equipment, and cleanliness necessary for continued licensing or participation in these programs. Contracts entered into between the Company and federal, state and local governments typically contain substantial reporting obligations and may require supervision, on-site monitoring and periodic inspections by representatives of such governmental agencies. In addition, there are specific laws regulating the civil commitment of psychiatric patients and the disclosure of information regarding patients being treated for chemical dependency or behavioral disorders. Many states have adopted a "patient's bill of rights" which sets forth standards dealing with issues such as using the least restrictive treatments, insuring patient confidentiality, allowing patient access to the telephone and mail, allowing the patient to see a lawyer and requiring the patient to be treated with dignity. The Company believes, but cannot assure, that its facilities are in substantial compliance with all applicable laws and regulations governing its operations.

Certificate of Need. Five of the states in which the Company operates have in effect Certificate of Need ("CON") laws applicable to the services provided by the Company. Under those laws, a hospital generally must obtain state approval prior to (i) making capital expenditures in excess of certain threshold amounts,
(ii) expanding or relocating bed capacity or facilities, (iii) acquiring certain medical equipment, or (iv) instituting certain new services. The general effect of these laws is to increase the difficulty associated with establishing new or expanding existing facilities or services. The Company may, however, experience other adverse effects from state CON requirements or changes in such requirements, including the possibility that the Company experiences adverse financial affects because it is unable to expand or modify services in a state with CON requirements.

Utilization Review. Federal law contains numerous provisions designed to ensure that services rendered by healthcare facilities to Medicare and Medicaid patients meet recognized professional standards and are medically necessary, as well as to ensure that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by peer review organizations ("PROs") in a timely manner to determine the medical necessity of the admissions. In addition, under the Peer Review Improvement Act of 1982 (the "Peer Review Act"), PROs may deny payment for services provided and, in more extreme cases, have the authority to recommend to HHS that the provider be fined or excluded from the Medicare and Medicaid programs.

         Each of the Company's acute psychiatric residential facilities has developed and implemented a quality assurance and improvement program and implemented procedures for utilization review to meet its obligations under the

Peer Review Act. In the past, PROs have not denied significant amounts of the Company's charges. Nevertheless, the activities of PROs and other public and private utilization review agencies will likely continue to have the effect of causing physicians who practice at the Company's acute psychiatric residential facilities to reduce the number of patient admissions or their overall length of stay. The Company believes that compliance with regulations overseen by PROs has reduced the number of patient admissions and the length of stays of Medicare and Medicaid patients.

Fraud and Abuse. Various state and federal laws regulate the relationships between providers of health care services and their referral sources, including physicians. Among these laws are the provisions of the Social Security Act addressing illegal remuneration (the "Anti-Kickback Statute"). The Anti-Kickback statute prohibits providers from soliciting, receiving, offering or paying, directly or indirectly, any remuneration in order to induce or arrange for referrals for items or services reimbursed under the Medicare or Medicaid programs. A provider that violates the Anti-Kickback Statute may be subjected to felony criminal penalties and substantial civil sanctions, including possible exclusion from the Medicare or Medicaid programs.

         In order to provide guidance to health care providers with respect to the Anti-Kickback Statute, the Office of Inspector General ("OIG"), in July 1991 and November 1992, issued final regulations creating certain "safe harbors." These "safe harbors" set out requirements which, if met by an individual or entity, insulate that individual or entity from an enforcement action under the Anti-Kickback Statute. New proposed safe harbors were issued in September 1993, with additional clarifications being issued in July 1994. Compliance with the Anti-Kickback safe harbors is not required by law. However, failure to comply means that a provider is not assured of protection from investigation or prosecution under this statute.

         The Company and its subsidiaries have entered into various types of agreements with physicians and other health care providers in the ordinary course of operating its facilities, many of which provide for payments to such persons by the Company as compensation for their services. The most common of these include medical director and provider agreements with physicians. In addition, the Company and its subsidiaries have entered into various leases, management contracts and managed care contracts. Although all of these contracts, one of which, for example, includes a requirement that contracts with physicians set the aggregate amount of physician compensation in advance, do not satisfy all the applicable criteria contained in the Anti-Kickback statute safe harbor regulations that relate to such arrangements the Company believes that such contracts do not violate the Anti-Kickback Statute because all of such arrangements (i) are intended to achieve legitimate business purposes,
(ii) provide compensation that is based on fair market value for items or services that are actually provided, and (iii) are not dependent on the volume or value of referrals. However, there can be no assurance that (i) government enforcement agencies will not assert that certain of these arrangements are in violation of the Anti-Kickback Statute or (ii) the Anti-Kickback Statute will ultimately be interpreted by the courts in a manner consistent with the Company's practices. Additional proposed safe harbors are expected to be published in the near future by the OIG, including a safe harbor for physician recruitment. The Company is unable to predict whether its recruitment arrangements with physicians will comply with any safe harbor regarding physician recruitment, if adopted.

         In 1989, Congress passed the legislation commonly referred to as the Stark Bill ("Stark I") as part of the Omnibus Budget Reconciliation Act of 1989. Stark I went into effect on January 1, 1992. Stark I prohibited certain physician referrals to clinical laboratories in which the physician or close family member has a "financial relationship." In 1993, Congress passed an amendment to Stark I which became effective on January 1, 1995. This amendment is commonly referred to as "Stark II" (collectively "Stark") and expanded the scope of the referral prohibition to cover referrals for any of 12 "designated health services." "Designated health services" includes both inpatient and outpatient hospital services. Thus, Stark prohibits a physician from referring Medicare patients to an entity in which that physician or a member of the physician's immediate family has a "financial relationship" for the provision of inpatient and outpatient hospital services. "Financial relationship" is defined to include both direct and indirect "ownership interests in" and "compensation arrangements with" the entity. Stark provides certain exceptions that exempt certain compensation arrangements and ownership interests from the statute's prohibitions including the rental of space and equipment, and certain personal services and management contracts. At this time, the regulations implementing Stark II have not been issued but are anticipated to be issued prior to the end of 1997.

         The Company has attempted to tailor its financial relationships with physicians in such a way as not to violate Stark II and similar state statutes. However, there can be no assurance that (i) government enforcement agencies will not contend that certain of these financial relationships are in violation of the Stark legislation, (ii) that the Stark legislation will ultimately be interpreted by the courts in a manner consistent with the Company's practices, or (iii) regulations will be issued in the future that will result in an interpretation by the courts in a manner inconsistent with the Company's practices. The frequency of federal government investigations and prosecutions of health care providers under these statutes has increased substantially during the past twelve months and is expected to continue to grow during the foreseeable future. Such prosecutions and investigations are expensive to defend and injurious to a provider's reputation, even when no illegal conduct is ultimately found. If the federal government were to undertake an investigation or prosecution of the Company, it would likely have a material effect on the Company and its operations.

State Legislation. In addition to the statutes mentioned above, some of the states in which the Company operates also have laws (i) that prohibit corporations and other entities from employing physicians and practicing medicine, (ii) that prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers, and (iii) that prohibit conduct similar to that prohibited by the Anti-Kickback Statute and Stark II. In addition, some states restrict certain business relationships between physicians and pharmacies. Possible sanctions for violation of these restrictions include loss of licensure and civil and criminal penalties. The specific content and scope of these statutes vary from state to state, are often vague and have received infrequent interpretation by the state courts and regulatory agencies. Although the Company exercises care in an effort to structure its arrangements with health care providers to comply with the relevant state statutes, and although management believes that the Company is in compliance with these laws, there can be no assurance that (i) governmental officials charged with responsibility for enforcing these laws will not assert that the Company or certain transactions in which it is involved are in violation of such laws, and (ii) such state laws will ultimately be interpreted by the courts in a manner consistent with the practices of the Company, either of which could have a material adverse effect on the Company.

Other Fraud and Abuse Laws. Various federal statutes impose severe criminal and civil liability on health care providers that make false statements relating to claims for payments under the Medicare, Medicaid and other government health care programs. One of the primary statutes utilized by the government and private citizens ("whistleblowers") has been the Federal False Claims Act ("FCA"). The FCA imposes liability on individuals or entities that knowingly present or cause to be presented a false or fraudulent claim for payment to the United States government. Knowingly includes not only having actual knowledge of the falsity of the claim but also acting in reckless disregard of the truth or falsity of the claim. This statute allows for the imposition of a civil penalty of up to $10,000 for each false claim submitted or caused to be submitted to the government and three times the amount of the damage to the government. A number of states have adopted similar laws that impose criminal and civil liability for the submission of false claims.

         In August, 1996, Congress enacted the Health Insurance Portability and Accountability Act ("HIPAA"), which generally became effective January 1, 1997. HIPAA strengthens federal health care fraud and abuse law enforcement efforts. Among other things, the new legislation (i) adds several new offenses, (ii) expands the scope of certain existing laws by including private health insurance plans as well as the Medicare and Medicaid programs, (iii) increases penalties for certain existing offenses, and (iv) significantly increases funding for health care fraud and abuse detection and prosecution efforts, including authorizing informants to share in recoveries and establishing a national health care fraud and abuse data bank.

         Among other things, HIPAA prohibits submitting a claim for reimbursement based on a code that the person knows or "should know" will result in a greater payment than the code "the person knows or should know" is applicable to the item or service actually provided. HIPAA also prohibits offering any inducements to beneficiaries in order to influence them to order or receive Medicare or Medicaid covered items or services from a particular provider or practitioner.

         The new offenses created by HIPAA and the substantial increase in funding devoted to health care fraud and abuse enforcement which resulted from HIPAA, will significantly increase the likelihood that any particular health care company will be scrutinized and investigated by federal, state and/or local law enforcement officials. In addition, the increased penalties will strengthen the ability of enforcement agencies to effect more numerous and larger monetary settlements with health care providers and businesses than was previously the case.

Healthcare Reform Initiatives. The Clinton Administration and Congress continue to focus on health care, including Medicare, with an emphasis on curtailing and lowering the costs of health care in this country. The BBA represents a significant step on the part of the President and Congress on this front. The BBA includes substantial cost-containment measures, allows for the further expansion of managed care in the Medicare environment and increases several fraud and abuse penalties. At this time, it is uncertain if any other significant legislation will be enacted during the upcoming sessions of Congress. The Company cannot predict which, if any, legislative proposals will be adopted and, if adopted, the effect such legislation would have on the Company's business.

Accreditation. All of the Company's facilities providing acute psychiatric treatment programs have been accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). The JCAHO is a voluntary national organization which undertakes a comprehensive review for purposes of accreditation of health care facilities. In general, hospitals and certain other health care facilities are initially surveyed by JCAHO within 12 months after the commencement of operations and resurveyed at triennial intervals thereafter. JCAHO accreditation is important to maintaining relationships with both public and private insurers, including Medicare, Medicaid, Blue Cross and other private insurers. The Company believes that all of its facilities providing acute psychiatric treatment programs are presently in material compliance with all JCAHO standards of accreditation. The JCAHO review process is subjective to some degree, however, and there can be no assurance that the Company's facilities will be able to maintain their accreditation.

COMPETITION

         The youth education, treatment and juvenile justice market is highly fragmented, with no single company or entity holding a dominant market share. The Company competes with other for-profit companies, not-for-profit entities, for-profit and not-for-profit hospitals and governmental agencies that are responsible for juvenile justice and youth education and treatment. The Company competes primarily on the basis of the quality, range and price of services offered, its experience in operating facilities and programs and the reputation of its personnel. Competitors of the Company may initiate programs similar to those provided by the Company without substantial capital investment or experience in management of education, treatment or juvenile justice programs. Many of the Company's competitors have greater resources than the Company. Although the Company believes that its facilities compete favorably within local markets on the basis of, among other things, the range and variety of clinical programs offered, its expertise in child and adolescent programs, its methods of managing its operations and utilization of case management systems, and its commitment to continuous quality improvement and customer service, the Company also competes in some markets with smaller local companies that may have a better understanding of the local conditions and may be better able to gain political and public acceptance. Certain not-for-profit entities may offer youth programs at a lower cost than the Company due in part to government subsidies, foundation grants, tax deductible contributions or other financial resources not available to for-profit companies.

EMPLOYEES

         At June 30, 1997, the Company had 1,265 full-time employees and 713 part-time employees. Of these 1,978 employees, 69 were corporate or regional administrative staff and 1,909 were involved in program and facility operation and management. Approximately 80 of the Company's employees are covered by a Collective Bargaining Agreement between the Company's Butte, Montana facility and the Rivendell Federation of Health Care Employees, MFT, AFT, AFL-CIO, which agreement was ratified in December 1996 by the employees who are part of the Collective Bargaining Unit. The term of the contract expires in December 1997. In conjunction with the hiring of such employees by the Company, the Collective Bargaining Unit agreed to certain modifications to the contract. The Company believes that its relations with its employees are good.

INSURANCE

         The Company maintains a $21 million general liability insurance policy for all of its operations. The Company also maintains insurance in amounts it deems adequate to cover property and casualty risks, workers' compensation and director and officer liability. The Company requires that physicians practicing at its facilities carry medical malpractice insurance to cover their respective individual professional liabilities. There can be no assurance that the aggregate amount and kinds of the Company's insurance are adequate to cover all risks it may incur or that insurance will be available in the future.

         Each of the Company's contracts and the statutes of certain states require the maintenance of insurance by the Company. The Company's contracts provide that in the event the Company does not maintain such insurance, the contracting agency may terminate its agreement with the Company. The Company believes it is in compliance in all material respects with respect to these requirements.

RISK FACTORS

         In order for the Company to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that forward looking statements in this report based upon current expectations involve a number of risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Accordingly, investors should consider the following important factors, among others, in reviewing this report: potential termination or non-renewal of the Company's contracts with Riverside County, California and the State of Tennessee, upon which the Company was dependent for approximately 29% of its revenues in fiscal 1997; failure of governments and governmental agencies that contract with the Company to meet their payment obligations to the Company or to refer youth to the Company's programs; decreases in the levels of Medicaid and Medicare funding, which would likely decrease the Medicaid and Medicare reimbursements received by the Company's facilities; termination of, or the Company's inability to renew, contracts on an annual basis; the dependence of the Company's future growth on the number of youth programs available for privatization and the ability to obtain awards for such contracts; the Company's inability to integrate Vendell and its operations, and the operations of any future acquired entities, into the operations of the Company; the inability of the Company to make additional attractive acquisitions on favorable terms; future changes in governmental rules and regulations that could adversely affect the Company's operations; the Company's failure to fully comply with federal and state laws and other governmental rules and regulations and any resulting investigations, prosecutions or settlements; reductions in reimbursements by third party payers and increasing managed care penetration; increasingly stringent length of stay and admissions criteria; public resistance to privatization of youth education, treatment and juvenile justice services; negative publicity generated by opposition to the Company's facilities by residents in areas surrounding proposed sites; potential claims or litigation by participants in the Company's programs arising from contact with the Company's facilities, programs, personnel or participants; Helicon's inability to pay future management fees or lease payments, which collectively represent a significant portion of the Company's business; dependence on certain key personnel and the ability to attract and retain additional qualified personnel; competition with for-profit and not-for-profit entities and governmental agencies responsible for youth education, treatment and juvenile justice services; seasonality and quarterly fluctuations in revenues; and the effect of certain anti-takeover provisions in the Company's charter and bylaws and under Tennessee law. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                               ITEM 2. PROPERTIES

         The table below sets forth certain information regarding the Company's properties:

                                                                      Number of
     State                 Nature of Occupation                      Facilities
----------------           --------------------                      ----------
Non-Residential:

Alabama                           Lease                                     1
Arkansas                          Lease                                     2
California                        Own                                       4
California                        Lease                                    13
Florida                           Lease                                     5
Kentucky                          Own                                       1
Louisiana                         Lease                                     1
Montana                           Lease                                     5
Tennessee                         Lease                                     1
Texas                             Own                                       1
Texas                             Lease                                     1
Texas                             Right to occupy (1)                       1

Residential:

Alabama                           Right to occupy (1)                       6
Arkansas                          Own                                       1
Florida                           Own                                       1
Kentucky                          Own                                       1
Michigan                          Own                                       1
Montana                           Own                                       1
Tennessee                         Own                                       2
Tennessee                         Right to occupy (1)                       2
Tennessee                         Lease                                     1
Texas                             Own                                       1
Utah                              Own                                       1


----------

(1) The Company acquired a right to occupy the facilities indicated rent-free for the duration of the Company's contracts to provide these programs.

      The Company owns its non-residential office and educational treatment center in Grand Terrace, California, its educational treatment centers in Victorville, Hemet and Riverside, California, its residential treatment centers in Murfreesboro and Newbern, Tennessee, and its behavioral treatment centers in Arkansas, Florida, Kentucky, Michigan, Montana, Texas and Utah. The Company leases all other facilities on a short-term basis (generally one to five years) in the particular locality where it conducts its programs. For the fiscal year ended June 30, 1997, the Company's total rental expense for property was approximately $671,000. In addition, the Company also has obtained a right to occupy certain facilities rent-free during the effectiveness of the Company's contracts to provide education and treatment programs in Alabama, Tennessee and Texas. The Company owns real estate and improvements in Riverside and Ramona, California, and Murfreesboro, Tennessee which it leases to Helicon pursuant to lease agreements which expire July 31, 2019, December 31, 1997 and January 31, 1999, respectively.

      The Company owns its corporate headquarters office building located in Murfreesboro, Tennessee. This office building contains approximately 8,800 square feet of office space. The Company also leases corporate office space in Nashville, Tennessee of approximately 10,000 square feet. The Company believes its facilities are suitable for its current operations and programs.

                            ITEM 3. LEGAL PROCEEDINGS

      In October 1995, a civil action was filed in the Circuit Court of Colbert County, Alabama, against the Company and certain of the Company's employees in connection with the circumstances surrounding the alleged wrongful death of a juvenile enrolled at the Company's wilderness program in Jasper, Alabama. The Company's investigation indicated that the juvenile had physical impairments prior to his enrollment in the wilderness program, which may have contributed to his death. The complaint, among other things, alleged negligence and civil rights violations on the part of the Company and certain of its employees, and sought an unspecified amount of damages. In July 1996, the Company reached a confidential settlement of this lawsuit which did not have a material adverse effect on the Company's financial condition or results of operations.

      In December 1992, the Company received an audit report from the California Department of Social Services alleging overpayments of approximately $315,000 at its 6-bed group homes for the years 1991 and 1992. The Company is contesting this determination and filed a rate protest with the Department of Social Services in February 1993. An Informal Hearing was concluded in October 1995. The Hearing Auditors' Report of Findings was issued in March 1996, and in April 1996, the Company filed a Request for Formal Hearing. The Formal Hearing has not been completed. A provision for liability of approximately $201,000 is included in accrued other expenses at June 30, 1997.

      The Company is involved in various other legal proceedings, none of which are expected to have a material effect on the Company's financial position or results of operations.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to shareholders during the fourth quarter of the fiscal year.

                                     PART II
                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      The Company's Common Stock trades on The Nasdaq Stock Market's National Market under the symbol "KIDS". The following table sets forth the high and low sale prices for each full quarter within the Company's past two fiscal years, as well as for the quarter ended June 30, 1996. High and low sale prices for the fiscal year ended March 31, 1996 have been retroactively adjusted to reflect the Company's 1 for 2 reverse stock split of the Common Stock effected March 21, 1996.

      Year Ended June 30, 1997                             High                              Low
      ------------------------------                      ------                           ------
      Quarter Ended:        June 30                       15 7/8                           10 1/2
                            March 31                      14                               10 3/4
                            December 31                   19                               12
                            September 30                  25 1/4                           15 1/2

      Transitional Period Ended
      June 30, 1996
      ------------------------------
      Quarter Ended:       June 30                        27                                9 3/4

      Year Ended March 31, l996
      ------------------------------
      Quarter Ended:        March 31                      11 7/8                            6 7/8
                            December 31                    8                                5 3/4
                            September 30                   7 1/2                            4 1/2
                            June 30                        5 1/2                            4 1/2


HOLDERS

      As of September 19, 1997 the Company had approximately 282 shareholders of record of its Common Stock.

DIVIDENDS

      The Company has never declared or paid a cash dividend on its Common Stock. It is the present policy of the Company's Board of Directors to retain all available earnings to support operations; therefore, the Company does not anticipate declaring or paying cash dividends on its Common Stock for the foreseeable future. The declaration and payment of cash dividends in the future will be determined based on a number of factors, including the Company's earnings, financial condition, liquidity requirements, restrictions in financing agreements and other factors deemed relevant by the Board of Directors. The Company's current revolving credit agreement prohibits the Company from declaring dividends in excess of 25% of the Company's net income during any fiscal year.

                         ITEM 6. SELECTED FINANCIAL DATA


      The following selected financial information for the year ended
June 30, 1997, the three months ended June 30, 1996, (pursuant to the Company's change in its fiscal year end from March 31 to June 30) and the years ended March 31, 1996, 1995, 1994, and 1993 has been derived from the financial statements of the Company and should be read in conjunction with the financial statements, the related notes thereto and other financial information included elsewhere herein.


                                         Year Ended    Three Months                      Year Ended March 31,
                                         June 30,      Ended June 30, ---------------------------------------------------
                                            1997           1996         1996          1995           1994          1993
                                         ----------   --------------  --------      --------       -------       -------
(In thousands of dollars, except per share data)
Statement of Income Data:
Revenue:
  Operating revenue(1)                   $ 34,812        $ 6,482      $ 23,630      $ 20,575       $ 18,849      $ 24,541
  Management fee income                     1,376            311         1,036           367             -0-           -0-
                                         --------        -------      --------      --------       --------      --------
      Total revenue                        36,188          6,793        24,666        20,942         18,849        24,541
                                         --------        -------      --------      --------       --------      --------
Operating Expenses:
  Employee compensation and benefits       22,315          4,063        15,010        12,676         11,619        16,605
  Purchased services and other
    expenses                                7,413          1,182         4,628         3,969          3,601         7,235
  Depreciation and amortization             1,013            191         1,025         1,080          1,277         2,072
  Other operating expenses                    101             25           101           101            193           595
                                         --------        -------      --------      --------       --------      --------
      Total operating expenses             30,842          5,461        20,764        17,826         16,690        26,507
                                         --------        -------      --------      --------       --------      --------
Income (loss) from operations               5,346          1,332         3,902         3,116          2,159        (1,966)
Interest (income) expense, net               (654)           168           833         1,187          1,397         1,136
Other (income) expense, net                   (15)           -0-            -0-          (44)(2)        455(3)      7,674(4)
                                         --------        -------      ---------     --------       --------      --------
Income (loss) before income taxes
  and extraordinary item                    6,015          1,164         3,069         1,973            307       (10,776)
Provision (benefit) for income taxes           (8)           311           491            69             -0-           -0-
                                         --------        -------      --------      --------       --------      --------
Income before extraordinary item            6,023            853         2,578         1,904            307       (10,776)
Extraordinary item, net of tax                377             -0-           54            -0-            -0-           -0-
                                         --------        -------      --------      --------       --------      --------
Net income (loss)                        $  5,646        $   853      $  2,524      $  1,904       $    307      $(10,776)
                                         ========        =======      ========      ========       ========      ========
Net income (loss) per share:
  Fully diluted(5)                        $   .79        $   .15      $    .44      $    .37       $    .08      $  (3.52)
Dividends declared per share                  --             --            --            --             --            --
Balance Sheet Data:
  Working capital (deficit)                23,952          5,057         3,904         1,422         (9,847)      (11,279)
  Total assets                             69,448         22,582        22,122        19,449         20,146        21,330
  Long term debt and capital
    lease obligations                      11,655          6,000         6,052         6,924              8         1,312
  Shareholders' equity                    $49,751        $13,102      $ 12,032      $  9,456       $  5,786      $  4,788


(1) The Company's transfer, effective January 1, 1993, of its California residential treatment operations to Helicon is the principal reason for the decline in operating revenue for fiscal 1994 compared to fiscal 1993.
(2) Amount consists of write down of property of $122, net of other income of $166.
(3) Amount consists of write off of advances to Helicon of $1,024, net of other income of $569.
(4) Amount consists of write off of advances to Helicon of $1,145, write off of costs in excess of net assets of purchased businesses of $5,188, write off of deferred costs of $567, provision for restructuring expenses of $759 and loss on disposition of property of $15.
(5) Net income (loss) per share--fully diluted--for fiscal 1995, 1994, and 1993 has been retroactively adjusted to reflect the 1 for 2 reverse split of the Company's Common Stock effected March 21, 1996.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and this Annual Report on Form 10-K contains forward-looking statements and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth above under "Business--Risk Factors." The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticpated events.

GENERAL

      As of June 30, 1997, the Company was providing education, treatment and juvenile justice services, either directly or through management contracts with Helicon, to approximately 2,600 youth and 100 adults. Revenues under the Company's programs are recognized as services are rendered. The Company's programs are delivered in both non-residential and residential settings, with the majority of the Company's revenues currently generated by non-residential programs. The Company's nonresidential programs, which historically have generated higher operating margins than the Company's residential facilities, generally receive revenues based on per diem rates. The Company's residential facilities generally receive revenues under either fixed fee contracts or at per diem rates.

         In June 1997, the Company acquired substantially all the assets of Vendell Healthcare, Inc. and its subsidiaries ("Vendell") for approximately $19,477,000 in cash ($18,768,000 of which was paid at closing and $709,000 of which was paid in September 1997) and the issuance of 642,978 shares of the Company's Common Stock valued at approximately $7,600,000. Pursuant to this acquisition, the Company acquired seven residential treatment facilities and 12 non-residential treatment facilities which the Company believes will enhance its continuum of youth services.

      The Company receives management fee income from Helicon for consulting, management and marketing services rendered pursuant to the Helicon Agreement. As of June 30, 1997, the Company was providing consulting, management and marketing services to Helicon at 12 programs. In addition, Helicon also leases three facilities owned by the Company to operate certain of its programs. Pursuant to the Helicon Agreement, the Company is entitled to receive for these services management fee income in an amount equal to 6% of the monthly gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. For the fiscal year ended June 30, 1997, and for the three months ended June 30, 1996, the Company recognized all of the management fee income to which it was entitled. However, for each of the fiscal years ended March 31, 1996 and 1995, the Company did not recognize all of the management fee income to which it was entitled due to the inability of Helicon to pay these amounts. The Helicon Agreement expires September 1, 1999. At June 30, 1997, unpaid management fees, lease payments and advances, plus interest, due the Company from Helicon totaled $7,153,000. The Company has fully reserved this amount. Future payments received from Helicon on these amounts, if any, will be recognized by the Company on the cash basis. The Company has also guaranteed Helicon's obligations under a bank line of credit in the amount of $1,000,000. See "--Liquidity and Capital Resources."

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

      The Company's effective tax rate is less than the statutory tax rate primarily because of the utilization of tax net operating loss carryforwards for which no tax benefit had been recognized prior to the quarterly period ended December 31, 1996. The Company currently has regular tax net operating loss carryforwards of $2,112,000, utilization of which is subject to annual limitations pursuant to the provisions of Internal Revenue Code Section 382.

      The Company's quarterly results may fluctuate significantly as a result of a variety of factors, including the timing of the opening of new programs. When the Company opens a new program, the program may be unprofitable until the program's population, and net revenues contributed by the program, approach intended levels, primarily because the Company staffs its programs in anticipation of achieving such levels. The Company's quarterly results may also be impacted by seasonality, as revenues generated by youth education and treatment services are generally seasonal in nature, fluctuating with the academic school year.

RESULTS OF OPERATIONS

      Due to the change in fiscal year end, the presentations of the Company's financial position and results of operations for the year ended June 30, 1997 are not comparable to the presentations of its financial position and results of operations for the year ended March 31, 1996.

      The following table sets forth, for the periods indicated, the percentage relationship to total revenues of certain items in the Company's statements of income:

                                        Year Ended         Three Months       Year Ended      Year Ended
                                         June 30,         Ended June 30,       March 31,       March 31,
                                           1997                1996              1996            1995
                                        ----------        --------------      ----------      ---------
Operating revenues                         96.2%               95.4%             95.8%           98.2%
Management fee income                       3.8                 4.6               4.2             1.8
                                          -----               -----             -----           -----
              TOTAL REVENUES              100.0               100.0             100.0           100.0
                                          -----               -----             -----           -----
Employee compensation
  and benefits                             61.6                59.8              60.8            60.5
Purchased services and
  other expenses                           20.5                17.4              18.8            19.0
Depreciation and
  amortization                              2.8                 2.8               4.2             5.1
Related party rent                           .3                  .4                .4              .5
                                          -----               -----             -----             ---
  TOTAL OPERATING EXPENSES                 85.2                80.4              84.2            85.1
                                          -----               -----             -----           -----
Income from operations                     14.8                19.6              15.8            14.9
Other (income) expense:
      Interest expense                       .9                 2.9               3.5             5.7
      Interest income                      (2.7)                (.5)              (.1)             --
      Other income                           --                  --                --             (.8)
      Write down of property                 --                  --                --              .6
Provision for income
  taxes                                      --                 4.6               2.0              .3
Extraordinary item,
  net of tax                                1.0                  --                .2              --
                                          -----               -----             -----           -----
                NET INCOME                 15.6%               12.6%             10.2%            9.1%
                                          =====               =====             =====           =====


FISCAL 1997 (YEAR ENDED JUNE 30, 1997) VERSUS FISCAL 1996 (YEAR ENDED MARCH 31,
1996)

      Total revenues for fiscal 1997 increased by $11,522,000 or 46.7% to $36,188,000, as compared to $24,666,000 for fiscal 1996. Total operating revenues for fiscal 1997 increased by $11,182,000 or 47.3% to $34,812,000, as compared to $23,630,000 for fiscal 1996. The increase in operating revenues results primarily from the opening of eight new programs during fiscal 1997 and from significant increases in student enrollment at seven of the Company's programs. Additionally, approximately $3,300,000 of the increase in operating revenues over the prior fiscal year is attributable to the Company's June 1997 purchase of substantially all the assets of Vendell Healthcare, Inc. ("Vendell").

      Management fee income recognized under the Helicon Agreement for fiscal 1997 increased $253,000, or 24.4%, to $1,289,000, as compared to $1,036,000 for fiscal 1996. Additional management fee income of $87,000 was recognized under management contracts acquired pursuant to the Vendell asset purchase. Management fee income of $217,000 for fiscal 1996 was not recognized by the Company due to the inability of Helicon to pay those amounts.

      Employee compensation and benefits for fiscal 1997 increased $7,305,000, or 48.7%, to $22,315,000, as compared to $15,010,000 for fiscal 1996. As a percentage of total revenues, employee compensation and benefits increased to 61.6% for fiscal 1997 from 60.8% for fiscal 1996. The increase in employee compensation and benefits over the prior year results primarily from the addition of employees to support the growth in the number and scope of the Company's programs, from the Vendell asset purchase, and from inefficiencies experienced during the early stages of certain programs.

      Purchased services and other expenses for fiscal 1997 increased $2,785,000, or 60.2%, to $7,413,000, as compared to $4,628,000 for fiscal 1996.
As a percentage of total revenues, purchased services and other expenses increased to 20.5% for fiscal 1997 from 18.8% for fiscal 1996. The increase in purchased services and other expenses over the prior year results primarily from the Company's growth, both from new programs and from the Vendell asset purchase, as well as from increases in consulting, investor relations, legal and travel expenses.

      Depreciation and amortization decreased $12,000, or 1.2%, to $1,013,000 for fiscal 1997 from $1,025,000 for fiscal 1996. The decrease in depreciation and amortization over the prior fiscal year is attributable primarily to the reduction in amortization of non-competition agreements from approximately $250,000 in fiscal 1996 to $-0- in fiscal 1997, net of depreciation and amortization incurred at one of the Company's programs opened during fiscal 1997 and from depreciation associated with the Vendell asset purchase.

      Income from operations increased $1,444,000, or 37.0%, to $5,346,000 for fiscal 1997 from $3,902,000 for fiscal 1996, and decreased as a percentage of total revenues to 14.8% for fiscal 1997 from 15.8% for fiscal 1996, as a result of the factors described above.

      Interest expense decreased $548,000, or 63.1%, to $321,000 for fiscal 1997 from $869,000 for fiscal 1996. The decrease in interest expense over the prior fiscal year is attributed principally to the prepayment of the Company's long-term debt on October 1, 1996 and the related elimination of deferred loan cost amortization, net of interest incurred in June 1997 pursuant to the Vendell asset purchase.

      Interest income for fiscal 1997 increased $939,000 to $975,000, as compared to $36,000 for fiscal 1996. The increase in interest income over the prior year is attributable primarily to the increase in cash available for investment from operations and from the Company's public offering of stock completed in August 1996.

      Provision for income tax expense for fiscal 1997 decreased $499,000 to $(8,000) from $491,000 for fiscal 1996. The decrease in provision for income tax expense compared to the prior year results primarily from a nonrecurring credit to income tax expense of $1,783,000, related to the reversal of a portion of the valuation allowance against the Company's deferred tax assets during the period ended December 31, 1996, net of the impact of an increase in the Company's effective tax rate.

      Loss on early extinguishment of debt for fiscal 1997 of $612,000, before the related income tax benefit of $235,000, resulted from the prepayment of the Company's outstanding indebtedness to National Health Investors, Inc. As a result of the prepayment of this debt, the Company incurred a prepayment penalty of approximately $493,000, and wrote off deferred loan costs totalling $119,000. Loss on early extinguishment of debt for fiscal 1996 of $64,000, before the related income tax benefit of $10,000, resulted from the write off of deferred loan costs associated with the Company's term loan with T. Rowe Price Strategic Partners Fund II, L.P. ("Strategic Partners") which was repaid.

THREE MONTHS ENDED JUNE 30, 1996 VERSUS JUNE 30, 1995

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

         Provision for income taxes for the three months ended June 30, 1996 increased $222,000 to $311,000 as compared to $89,000 for the three months ended June 30, 1995. The Company's effective tax rate is less than the statutory tax rate because of the utilization of tax net operating loss carryforwards for which no tax benefit had previously been recognized.

FISCAL 1996 (YEAR ENDED MARCH 31, 1996) VERSUS FISCAL 1995 (YEAR ENDED MARCH 31,
1995)

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

      Employee compensation and benefits for fiscal 1996 increased $2,334,000, or 18.4%, to $15,010,000, as compared to $12,676,000 for fiscal 1995. As a percentage of total revenues, employee compensation and benefits increased to 60.8% for fiscal 1996 from 60.5% for fiscal 1995. The increase in employee compensation and benefits over the same period in the prior year results primarily from the opening in fiscal 1996 of three new programs, from the impact of two programs opened during fiscal 1995 which were in operation throughout all of fiscal 1996 and from increased staffing requirements at certain other programs. The Company also increased corporate and regional personnel costs in fiscal 1996, primarily for operations support, business development and quality assurance to support the growth and expansion of the Company's operations.

      Purchased services and other expenses for fiscal 1996 increased $659,000, or 16.6%, to $4,628,000, as compared to $3,969,000 for fiscal 1995. As a percentage of total revenues, purchased services and other expenses decreased to 18.8% for fiscal 1996 from 19.0% for fiscal 1995. The increase in purchased services and other expenses over the same period in the prior year results primarily from the opening of three new programs, from the impact of two programs opened during fiscal 1995 which were in operation throughout all of fiscal 1996, from significant expansion at one of the Company's programs, and from increases in consulting, business development, legal, investor relations and travel expense.

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

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities for fiscal 1997 was $4,491,000 on net income of $5,646,000 as compared to $3,461,000 for fiscal 1996 on net income of $2,524,000. Working capital at June 30, 1997 was $23,952,000, as compared to $5,057,000 at June 30, 1996, and the current ratio at June 30, 1997 was 4.1:1, as compared to 2.7:1 at June 30, 1996.

      Cash used by investing activities was $23,061,000 for fiscal 1997 as compared to $232,000 for fiscal 1996. The increase in fiscal 1997 as compared to fiscal 1996 is due primarily to the purchase of the Vendell assets and to an increase in cash outlays for the purchase of property and equipment. Cash provided by financing activities was $28,893,000 for fiscal 1997 as compared to cash used by financing activities of $871,000 for fiscal 1996, due primarily to the receipt of net proceeds of $23,359,000 from the issuance of shares of the Company's Common Stock in its public offering of Common Stock completed in August 1996.

      In September 1994, the Company obtained a $2.5 million one-year revolving line of credit from First American National Bank ("FANB"). In January 1996, the Company's line of credit was reduced to $2.0 million, in order to facilitate Helicon's obtaining a $500,000 line of credit from FANB. As a further condition to the granting of Helicon's line of credit, the Company agreed to guarantee

Helicon's performance under such line. In November 1996, Helicon's line, and the Company's guarantee, were increased to $1 million. At June 30, 1997, there were no amounts outstanding under Helicon's line of credit.

      The Company's $2.0 million line of credit matured on September 30, 1996, and, on November 8, 1996, the Company entered into a new loan and security agreement with FANB. Under the terms of this agreement, FANB has made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $13,000,000. The initial term of the agreement extends through November 1, 1999. The credit facility bears interest at either (i) the one, two or three month LIBOR rate plus an applicable margin, which ranges between 1.35% and 2.10% and is dependent on the ratio of funded debt to operating earnings or (ii) FANB's index rate, at the Company's option. The line of credit is secured primarily by the Company's accounts receivable and equipment. The balance outstanding under the line of credit at June 30, 1997, $11,450,000, was borrowed in June 1997 to fund the cash portion of the Vendell asset purchase.

      The Company's line of credit requires the Company to comply with certain restrictive covenants with respect to its business and operations and to maintain certain financial ratios. The restrictive covenants prohibit the Company, without the prior consent of its lender, from entering into major corporate transactions, such as a merger, tender offer or sale of its assets, and from incurring additional indebtedness in excess of $1,000,000. The agreement also prohibits the Company from declaring dividends in excess of 25% of net income during any fiscal year.

      Capital expenditures during fiscal 1998 are expected to include the replacement of existing capital assets as necessary, as well as the expenditures associated with the opening of new programs and facilities, including the possible purchase of certain real estate and improvements. The Company also may consider possible strategic acquisitions, including acquisitions of existing programs and other companies engaged in the youth services business. The Company, however, has no agreements, arrangements or commitments with respect to any such acquisitions.

      Current obligations, typically due within thirty days or less, are expected to be funded with cash flow from operations and borrowings under the Company's line of credit. Management believes that operations, remaining proceeds from the August 1996 public offering and amounts available under its line of credit will provide sufficient cash flow for the next twelve months and that long-term liquidity requirements will be met from cash flow from operations and outside financing sources.

INFLATION

      Inflation has not had a significant impact on the Company's results of operation since inception. Certain of the Company's existing contracts provide for annual price increases based upon changes in the Consumer Price Index.

IMPACT OF ACCOUNTING CHANGES

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and No. 129, "Disclosure of Information about Capital Structure," which are required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS 128 on the calculation of primary and fully diluted earnings per share is not expected to be material and the adoption of SFAS No. 129 is not expected to materially alter disclosures presently being provided.

      In June 1997,the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. This Statement requires that all items that are income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Statement was only recently issued, and the Company has not yet determined the impact of adoption on its disclosure requirements.

      In June 1997, the FASB also issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. This Statement is effective for financial statements for fiscal years beginning after December 15, 1997. This Statement was only recently issued, and the Company has not yet determined the impact of adoption on its disclosure requirements.

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

      The information called for under Item 7A. is not required for fiscal 1997 as the Company's market capitalization was less than $2.5 billion as of January 28, 1997.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Children's Comprehensive Services, Inc.

We have audited the accompanying consolidated balance sheets of Children's Comprehensive Services, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended June 30, 1997, the three months ended June 30, 1996, and each of the two years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Children's Comprehensive Services, Inc. and subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for the year ended June 30, 1997, the three months ended June 30, 1996, and each of the two years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                    Ernst & Young LLP

Nashville, Tennessee
August 13, 1997

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                               June 30,
                                                         ---------------------
                                                          1997           1996
                                                         -------       -------
(dollars in thousands)
ASSETS
CURRENT ASSETS
        Cash and cash equivalents                        $13,641       $ 3,318
        Accounts receivable, net of allowance
               for doubtful accounts of $2,361
               in 1997 and $143 in 1996                   16,001         4,025
        Prepaid expenses                                     604           300
        Deferred income taxes                                362            -0-
        Other current assets                               1,121           404
                                                         -------       -------
                                  TOTAL CURRENT ASSETS    31,729         8,047

PROPERTY AND EQUIPMENT, net of accumulated
        depreciation of $5,908 in 1997 and $4,994
        in 1996                                           36,321        14,183
DEFERRED INCOME TAXES, net of valuation
        allowance of $150 in 1997 and
        $2,027 in 1996                                       614            -0-
NOTE RECEIVABLE                                              217           217
COST IN EXCESS OF NET ASSETS ACQUIRED,
        at cost, net of accumulated
        amortization of $4 in 1997 and
        $-0- in 1996                                         372            -0-
OTHER ASSETS AND DEFERRED CHARGES, at cost,
        net of accumulated amortization of
        $91 in 1997 and $346 in 1996                         195           135
                                                         -------       -------

                                  TOTAL ASSETS           $69,448       $22,582
                                                         =======       =======


                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                               June 30,
                                                         ---------------------
                                                           1997         1996
                                                         --------      -------
(dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable                                 $ 1,620       $   540
        Current maturities - long term debt                   -0-          206
        Current portion - capital leases                      40            -0-
        Income taxes payable                                 143           492
        Accrued employee compensation                      3,062           997
        Accrued other expenses                             2,744           595
        Deferred revenue                                     168           160
                                                         -------       -------
                          TOTAL CURRENT LIABILITIES        7,777         2,990

LONG TERM DEBT                                            11,450         6,000
OBLIGATION UNDER CAPITAL LEASES                              205            -0-
DEFERRED INCOME TAXES                                         -0-          125
OTHER LIABILITIES                                            265           365
                                                         -------       -------
                                  TOTAL LIABILITIES       19,697         9,480
                                                         -------       -------
SHAREHOLDERS' EQUITY
        Preferred stock, par value $1.00 per
          share--10,000,000 shares authorized                 -0-           -0-
        Common stock, par value $ .01 per share
          --50,000,000 shares authorized; issued
          and outstanding 7,769,656 shares in 1997
          and 5,492,201 shares in 1996                        78            55
        Additional paid-in capital                        56,618        25,638
        Accumulated (deficit)                             (6,945)      (12,591)
                                                         -------       -------
                         TOTAL SHAREHOLDERS' EQUITY       49,751        13,102
                                                         -------       -------

                              TOTAL LIABILITIES AND
                               SHAREHOLDERS' EQUITY      $69,448       $22,582
                                                         =======       =======


                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                   Year Ended   Three Months Ended   Year Ended   Year Ended
                                                     June 30,        June 30,         March 31,    March 31,
                                                       1997            1996              1996        1995
                                                   ----------   ------------------   ----------   -----------
(In thousands, except per share amounts)
Revenues:
   Operating revenues                                $ 34,812       $ 6,482          $ 23,630     $ 20,575
   Management fee income                                1,376           311             1,036          367
                                                     --------       -------          --------     --------
                         TOTAL REVENUES                36,188         6,793            24,666       20,942
                                                     --------       -------          --------     --------
Operating expenses:
   Employee compensation and benefits                  22,315         4,063            15,010       12,676
   Purchased services and other expenses                7,413         1,182             4,628        3,969
   Depreciation and amortization                        1,013           191             1,025        1,080
   Related party rent                                     101            25               101          101
                                                     --------       -------          --------     --------
                TOTAL OPERATING EXPENSES               30,842         5,461            20,764       17,826
                                                     --------       -------          --------     --------

Income from operations                                  5,346         1,332             3,902        3,116
Other (income) expense:
   Interest:
     Banks and other                                      321           200               820          968
     Related parties                                      -0-           -0-                49          220
   Interest income                                       (975)          (32)              (36)          (1)
   Write down of property                                 -0-           -0-               -0-          122
   Other income                                           (15)          -0-               -0-         (166)
                                                     --------       -------          --------     --------
      TOTAL OTHER (INCOME) EXPENSE, NET                  (669)          168               833        1,143
                                                     --------       -------          --------     --------

Income before income taxes and
  extraordinary item                                    6,015         1,164             3,069        1,973
Provision (benefit) for income taxes                       (8)          311               491           69
                                                     --------       -------          --------     --------
Income before extraordinary item                        6,023           853             2,578        1,904
Extraordinary item:
   Loss on early extinguishment of debt,
     net of income tax benefit of $235
     in 1997 and $10 in 1996                              377           -0-                54          -0-
                                                     --------       -------          --------     --------
                            NET INCOME               $  5,646       $   853          $  2,524     $  1,904
                                                     ========       =======          ========     ========
Earnings per common share:
  Income before extraordinary item                   $    .84       $   .15          $    .46     $    .38
  Extraordinary item                                     (.05)          -0-              (.01)         -0-
                                                     --------       -------          --------     --------
                            NET INCOME               $    .79       $   .15          $    .45     $    .38
                                                     ========       =======          ========     ========
Earnings per common share- assuming full dilution:
  Income before extraordinary item                   $    .84       $   .15          $    .45     $    .37
  Extraordinary item                                     (.05)          -0-              (.01)         -0-
                                                     --------       -------          --------     --------
                            NET INCOME               $    .79       $   .15          $    .44     $    .37
                                                     ========       =======          ========     ========

Weighted average shares outstanding:
   Primary                                              7,175         5,763             5,596        5,045
   Fully diluted                                        7,175         5,780             5,688        5,115



                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                               Common Stock,
                                              $.01 par value             Additional                                    Total
                                            ------------------             Paid-In             Accumulated         Shareholders'
                                             Shares     Amount             Capital              (Deficit)             Equity
                                            ---------   ------           ---------             -----------         -------------
(dollars in thousands)
Balance at April 1, 1994                    3,688,811      $37            $23,621              $(17,872)             $ 5,786
   Stock issued:
     Exercise of warrant                    1,662,080       17              1,831                                      1,848
     Exercise of options                        5,000       -0-                10                                         10
   Stock registration costs                                                   (92)                                       (92)
   Net income for the year                                                                        1,904                1,904
                                            ---------      ---            -------              --------              ------
Balance at March 31, 1995                   5,355,891       54             25,370               (15,968)               9,456
   Stock issued:
     Exercise of options                       22,875       -0-                63                                         63
   Stock redeemed:
     Fractional shares redeemed from
     one for two reverse split                    (40)      -0-                -0-                                        -0-
   Warrant adjustment                                                          16                                         16
   Stock registration costs                                                   (27)                                       (27)
   Net income for the year                                                                        2,524                2,524
                                            ---------      ---            -------              --------              -------
Balance at March 31, 1996                   5,378,726       54             25,422               (13,444)              12,032
   Stock issued:
     Exercise of warrant                       50,000       -0-               100                                        100
     Exercise of options                       66,059        1                116                                        117
   Net income for the period                                                                        853                  853
                                            ---------      ---            -------              --------              -------
Balance at June 30, 1996                    5,494,785       55             25,638               (12,591)              13,102
   Stock issued:
     Exercise of options                       56,893        1                 63                                         64
     Public offering,
       net of issue costs of $1,841         1,575,000       16             23,343                                     23,359
     Acquisition of assets of
       Vendell Healthcare, Inc.               642,978        6              7,593                                      7,599
   Stock registration costs                                                   (19)                                       (19)
   Net income for the year                                                                        5,646                5,646
                                            ---------      ---            -------              --------              -------
Balance at June 30, 1997                    7,769,656      $78            $56,618               $(6,945)             $49,751
                                            =========      ===            =======              ========              =======



                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Year Ended   Three Months Ended   Year Ended    Year Ended
                                                  June 30,          June 30,         March 31,    March 31,
                                                    1997              1996             1996         1995
                                                 ------------ -----------------    -----------   ----------
(in thousands)
OPERATING ACTIVITIES
   Net income                                        $  5,646       $   853          $  2,524     $  1,904
   Adjustments to reconcile net income to
        net cash provided by operating
        activities:
     Deferred income taxes                             (1,101)           -0-               -0-          -0-
     Depreciation                                         935           191               775          830
     Amortization                                          78            -0-              250          250
     Amortization of deferred loan costs                   31            14                74          163
     Provision for bad debts                             (155)           -0-               38           83
     Write down of property                                -0-           -0-               -0-         122
     Other                                                 (7)           -0-               19          (16)
     Loss on early extinguishment of debt                 119            -0-               64           -0-
   Changes in operating assets and
    liabilities, net of effects from
         purchase of assets of Vendell
         Healthcare, Inc. and AR&D, Inc:
     Accounts receivable                               (1,928)          443            (1,074)        (289)
     Prepaid expenses                                     224             3               (37)          62
     Other current assets                                (445)         (150)             (120)         (51)
     Accounts payable                                      16          (118)               -0-         (99)
     Accrued employee compensation                        (72)         (573)              854         (290)
     Accrued other expenses                             1,591           (53)              (25)        (451)
     Income taxes payable                                (349)          181               242           69
     Deferred revenue                                       8            -0-              (23)          31
     Other liabilities                                   (100)           -0-             (100)        (100)
                                                     --------       -------          --------     --------
                  NET CASH PROVIDED BY
                  OPERATING ACTIVITIES                  4,491           791             3,461        2,218
                                                     --------       -------          --------     --------

INVESTING ACTIVITIES
   Purchase of assets of Vendell
     Healthcare, Inc.                                 (19,477)           -0-               -0-          -0-
   Purchase of assets of AR&D, Inc.                      (999)           -0-               -0-          -0-
   Purchase of property and equipment                  (2,458)          (68)             (252)        (359)
   Proceeds from sale of property and
     equipment                                             11            -0-               38           15
   Other assets                                          (138)           (2)              (18)        (233)
                                                     --------       -------          --------     --------
                     NET CASH (USED) BY
                   INVESTING ACTIVITIES              $(23,061)      $   (70)         $   (232)    $   (577)
                                                     --------       -------          --------     --------


                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                         Year Ended    Three Months Ended     Year Ended    Year Ended
                                           June 30,        June 30,            March 31,     March 31,
                                            1997             1996                1996           1995
                                         ----------    -----------------     ----------      ---------
FINANCING ACTIVITIES
   Proceeds from revolving lines
     of credit, long-term
     borrowings and capital lease
     obligations                          $11,695           $    -0-            $ 3,436         $ 15,246
   Principal payments on revolving
     lines of credit, long-term
     borrowings and capital lease
     obligations                           (6,206)              (47)             (3,612)         (16,265)
   Principal payments on notes
     payable and long-term
     borrowings - related parties              -0-               -0-               (731)          (1,197)
   Principal payments on mortgage
     notes payable                             -0-               -0-                 -0-          (1,300)
   Proceeds from issuance of Common
     Stock, net                            23,423               217                  63            1,858
   Stock registration costs                   (19)               -0-                (27)             (92)
                                          --------          -------             -------         --------
      NET CASH PROVIDED (USED) BY
               FINANCING ACTIVITIES        28,893               170                (871)          (1,750)
                                          -------           -------             -------         --------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                        10,323               891               2,358             (109)
   Cash and cash equivalents at
     beginning of period                    3,318             2,427                  69              178
                                          -------           -------             -------         --------
         CASH AND CASH EQUIVALENTS
                  AT END OF PERIOD        $13,641           $ 3,318             $ 2,427         $     69
                                          =======           =======             =======         ========

SUPPLEMENTAL INFORMATION
   Income taxes paid                      $ 1,107           $    -0-            $   239         $    -0-
   Interest paid                              271             1,174                 793              956




                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business - Children's Comprehensive Services, Inc. and its subsidiaries (the Company) provide a broad range of services, with emphasis on education, treatment and juvenile justice services for at risk and troubled youth, primarily to federal, state and local governmental entities charged with the responsibility for providing such services. The Company offers these services through the operation and management of education and treatment programs and both open and secured residential treatment centers in Alabama, Arkansas, California, Florida, Kentucky, Louisiana, Michigan, Montana, Tennessee, Texas and Utah. The Company also provides consulting, management and marketing services to a not-for-profit corporation which provides similar services.

        Basis of Consolidation -- The consolidated financial statements include the accounts of Children's Comprehensive Services, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

        Change in Fiscal Year End -- In March 1997, the Board of Directors voted to change the Company's fiscal year end from March 31 to June 30, effective with the three month period ended June 30, 1996.

        Cash Equivalents -- The Company considers all highly liquid investments with a maturity of four months or less when purchased to be cash equivalents.

        Property and Equipment -- Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:



               Land improvements                        30 years
               Buildings and improvements           2 - 30 years
               Furniture and equipment              3 -  7 years


        Other Assets and Deferred Charges -- Contract pre-opening costs (incremental direct costs incurred to open facilities in new market areas) are amortized using the straight-line method over the lesser of the initial contract term or one year. Deferred loan costs are amortized over the term of the related loans. Amortization of deferred loan costs is included in interest expense.

        Cost in Excess of Net Assets Acquired -- The cost in excess of net assets acquired is amortized using the straight-line method over periods ranging from fifteen to twenty-five years.

        Revenue Recognition -- Revenues from youth education, treatment and juvenile justice contracts with governmental entities are recognized as services are rendered. Revenues from acute psychiatric and behavioral day treatment services are recognized as such services are rendered, at the Company's estimated net realizable amounts from the recipient, third party payors and others for the service rendered. The receivables arising from such contracts or services are unsecured and generally are due within thirty days.

        Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Fair Value of Financial Instruments -- The following methods and assumptions were used by the Company in estimating its fair value disclosures for the following financial instruments:

         Cash and Cash Equivalents -- The carrying amounts reported approximate fair value.

         Accounts Receivable and Accounts Payable -- The carrying amounts reported approximate fair value.

         Long Term Debt and Capital Leases -- The carrying amounts reported approximate fair value. The fair value of the Company's long term debt and capital leases are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         Long-Lived Assets - - In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Accordingly, when indicators of impairment are present, the Company periodically evaluates the carrying value of property and equipment and intangibles.

         Stock Based Compensation -- The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

         Net Income Per Common Share -- The computation of net income per common share is based on the weighted average number of shares outstanding and common stock equivalents, consisting of dilutive stock options and warrants.

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

         Reclassifications -- Certain reclassifications have been made in the 1996 and 1995 financial statements to conform to the 1997 presentation.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE B--ACQUISITIONS

         In April 1997, the Company acquired substantially all the assets of AR&D, Inc. ("ARD"). Based in Riverside, California, ARD operated two schools for special education children. The acquisition has been accounted for as a purchase. The total consideration paid was approximately $999,000. Cost in excess of net assets acquired of approximately $376,000 will be amortized over fifteen years. Operations of ARD have been included in the consolidated income statements from April 1997 through June 1997.

         In June 1997, the Company acquired substantially all the assets of Vendell Healthcare, Inc. and its subsidiaries ("Vendell"). Based in Nashville, Tennessee, Vendell operated residential facilities for adolescents and adults. The residential facilities are located in seven states. The Vendell asset acquisition was accounted for as a purchase. The total consideration paid consisted of approximately $18,768,000 in cash and $7,600,000 (642,978 shares) in shares of the Company's Common Stock. Of the $18,768,000 in cash, approximately $3,900,000 was deposited in escrows to cover certain offsets and contingencies. The $18,768,000 in cash included approximately $6,368,000 used by the Company to purchase the net working capital of Vendell, an amount which was estimated at closing. The final net working capital of Vendell has been determined to be approximately $7,077,000. The difference, $709,000, is included in accrued other expenses at June 30, 1997. Also included in accrued other expenses is approximately $494,000 of health insurance claims under Vendell's self-funded health insurance program.

         The Company's financial statements for the year ended June 30, 1997, for the three months ended June 30, 1996 and for the year ended March 31, 1996 do not include the results of operations for Vendell for the periods prior to June 2, 1997, the effective date of the acquisition. The following summarizes the unaudited consolidated pro forma results of operations, assuming the acquisition had occurred at the beginning of the fiscal year ended June 30, 1997 and, for comparability purposes due to the change in the Company's fiscal year end from March 31 to June 30, the twelve months ended June 30, 1996:


                                                                       Year Ended       Twelve Months Ended
                                                                        June 30,              June 30,
                                                                          1997                  1996
                                                                       ----------       -------------------
         Revenue                                                       $84,346,000          $ 82,686,000
         Income (loss) before
           extraordinary item                                            9,537,000           (24,780,000)
         Net income (loss)                                               9,089,000           (24,834,000)
         Net income (loss) per
           common share                                                $      1.17          $      (3.86)


NOTE C--PROPERTY AND EQUIPMENT


Property and equipment consists of:                                            June 30,
                                                                     --------------------------
                                                                         1997           1996
                                                                     -----------    ------------
      Land and improvements                                          $ 3,387,000     $ 1,491,000
      Buildings and improvements                                      33,613,000      14,826,000
      Furniture and equipment                                          4,907,000       2,860,000
      Construction in progress                                           322,000              -0-
                                                                     -----------     -----------
                                                                      42,229,000      19,177,000
      Less accumulated depreciation                                   (5,908,000)     (4,994,000)
                                                                     -----------     -----------
                                                                     $36,321,000     $14,183,000
                                                                     ===========     ===========


                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE D--CAPITAL LEASE OBLIGATIONS

         Equipment under capital leases of $245,000 and $-0- has been included in property and equipment as of June 30, 1997 and 1996. The related accumulated amortization balances totaled $-0- and $-0-, respectively.

         Future minimum payments, by fiscal year and in the aggregate, under the capital leases are as follows:

      1998                                                            $ 62,000
      1999                                                              62,000
      2000                                                              62,000
      2001                                                              62,000
      2002                                                              63,000
                                                                      --------
      Total minimum lease payments                                     311,000
      Amount representing interest                                     (66,000)
                                                                      --------
      Present value of minimum lease
        payments (including $40,000 classified
        as current)                                                   $245,000
                                                                      ========


NOTE E--NOTE RECEIVABLE

         On September 29, 1995, the Company sold its idle residential treatment center in Ramona, California for $255,000, receiving a cash down payment of $38,000 and a note receivable of $217,000. The note receivable bears interest at 7% per annum, and is due September 29, 1998. The Company realized a gain of $67,000 on the sale of this property. Of this amount, $10,000 was recognized as income during the year ended March 31, 1996. The balance, $57,000, will be recognized as income upon collection of the underlying note receivable.

NOTE F--HELICON INCORPORATED

         Helicon, Incorporated ("Helicon"), a 501(c)(3) tax exempt company not affiliated with the Company, operates youth treatment programs in California and youth education programs in Tennessee. The majority of youth in Helicon youth treatment programs are also involved in the Company's educational treatment programs.

         The Company provides management and marketing services to Helicon for which it is entitled to a management fee in the amount of 6% of the monthly gross revenue of Helicon's programs. The management agreement expires September 1, 1999. Management fee income totaled $1,289,000, $1,036,000, and $367,000 for the years ended June 30, 1997, March 31, 1996, and March 31, 1995, respectively, and $311,000 for the three months ended June 30, 1996. Additional management fee income of $217,000 and $703,000 for the years ended March 31, 1996 and 1995, respectively, was not recognized due to the inability of Helicon to pay these amounts.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE F--HELICON INCORPORATED (continued)

         The Company also leases real property to Helicon. Real estate and improvements with a cost of $10,290,000 and a carrying value of $8,768,000 were leased, under operating lease arrangements, to Helicon at June 30, 1997. Future minimum rental income due under these operating leases as of June 30, 1997 is as follows:

        Year ending June 30:

        1998                                                                    $   877,700
        1999                                                                        776,000
        2000                                                                        720,000
        2001                                                                        720,000
        2002                                                                        720,000
        2003 and thereafter                                                      12,300,000
                                                                                -----------
        Total                                                                   $16,113,700
                                                                                ===========


         Lease income totaled $892,000, $857,000 and $857,000 for the years ended June 30, 1997, March 31, 1996 and March 31, 1995, respectively, and $214,000 for the three months ended June 30, 1996.

         Prior to fiscal 1995, Helicon was unable to pay either management fees or lease payments. Additionally, the Company advanced Helicon $1,024,000 during fiscal 1994 and $1,145,000 during fiscal 1993. At June 30, 1997, unpaid management fees, lease payments and advances due the Company totaled $5,587,000. Additionally, interest due but not recognized on these past due obligations totaled $1,566,000. The total amount due, $7,153,000, has been fully reserved by the Company. Based on the current level of operations being maintained by Helicon, management does not anticipate collecting any of these amounts. Future payments received on these amounts, if any, will be recognized by the Company on the cash basis.

         In January 1996, Helicon obtained through First American National Bank ("FANB") a $500,000 revolving line of credit, which was increased in November 1996 to $1 million. This line of credit bears interest at prime + 3/4% (9.25% at June 30, 1997) and matures in September 1997. The Company facilitated Helicon in this process by agreeing to reduce its then existing line of credit with FANB from $2.5 million to $2.0 million and further by agreeing to guarantee Helicon's performance under the line of credit. At June 30, 1997, the balance outstanding under Helicon's line of credit was $-0-.

NOTE G--LINE OF CREDIT

         The Company's $2.0 million line of credit with FANB matured on September 30, 1996, and, on November 8, 1996, the Company entered into a new loan and security agreement with FANB. Under the terms of this agreement, FANB has made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $13,000,000. The initial term of the agreement extends through November 1, 1999. The credit facility bears interest at either (i) the one, two or three month LIBOR rate plus an applicable margin, which ranges between 1.35% and 2.10% and is dependent on the ratio of funded debt to operating earnings or (ii) FANB's index rate, at the Company's option. The line of credit is secured primarily by the Company's accounts receivable and equipment.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE G--LINE OF CREDIT (continued)

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

NOTE H--LONG TERM DEBT

         In September 1994, the Company entered into agreements with National Health Investors, Inc. ("NHI") and T. Rowe Price Strategic Partners Fund II, L.P. ("Strategic Partners"). The Company obtained five-year term loans from NHI and Strategic Partners for $6.5 million (at 11.5% per annum) and $1.0 million (at 12% per annum), respectively. During fiscal 1997, the Company used approximately $6,158,000 of the net proceeds from its public offering of stock (See Note J) to prepay all of the Company's outstanding indebtedness to NHI. The Company incurred a prepayment penalty of approximately $493,000, and wrote off deferred loan costs of approximately $119,000, in connection with the early extinguishment of the NHI loan. During fiscal 1996, the Company made unscheduled principal payments of approximately $708,000 towards the Strategic Partners loan, resulting in the retirement of the remaining obligation under that loan. The Company wrote off deferred loan costs of approximately $64,000 in connection with the early extinguishment of the Strategic Partners loan.

         In June 1997, the Company borrowed $11,450,000 under its line of credit with FANB (See Note G) to fund the cash portion of the Vendell asset purchase. (See Note B.) This amount bears interest at FANB's index rate (8.5% at June 30,
1997).

Future principal maturities of long-term debt are as follows at June 30, 1997:

                  Year Ending June 30:
                  1998                                               $        -0-
                  1999                                                        -0-
                  2000                                                11,450,000
                                                                     -----------
                  Total                                               11,450,000
                  Less current portion                                        -0-
                                                                     -----------
                  Total long-term                                    $11,450,000
                                                                     ===========


                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE I--INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1997 and June 30, 1996 are as follows:

                                                                             June 30,
                                                                  ---------------------------------
                                                                     1997                   1996
                                                                  ----------            -----------
      Deferred tax liabilities:
        Depreciation and amortization                             $  421,000            $   311,000
        Other                                                        125,000                125,000
                                                                  ----------            -----------
      Total deferred tax liabilities                                 546,000                436,000
                                                                  ----------            -----------
      Deferred tax assets:
        Net operating loss and credit
           carryforwards                                           1,289,000              1,935,000
        Accrued expenses                                             361,000                381,000
        Other                                                         22,000                 22,000
                                                                  ----------            -----------
      Total deferred tax assets                                    1,672,000              2,338,000
        Valuation allowance for deferred
           tax assets                                               (150,000)            (2,027,000)
                                                                  ----------            -----------
      Net deferred tax assets                                      1,522,000                311,000
                                                                  ----------            -----------
      Net deferred tax liabilities (assets)                       $ (976,000)           $   125,000
                                                                  ==========            ===========


         Management has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets. Based upon taxable income in prior carryback years and from the forecast of future pretax book income, management determined in fiscal 1997 that $1,877,000 of the deferred tax assets as of June 30, 1996 would more likely than not be realized. Accordingly, $1,877,000 of the valuation allowance was released in the second quarter of the year ended June 30, 1997. A valuation allowance of $150,000 has been recorded for certain net operating loss carryforwards which will not likely be realized. The valuation allowance decreased by $1,877,000 during the year ended June 30, 1997.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE I--INCOME TAXES (continued)

Income tax expense (benefit) is allocated in the financial statements as follows:

                                          Year Ended          Three Months Ended          Year Ended        Year Ended
                                           June 30,                June 30,                March 31,         March 31,
                                             1997                    1996                    1996              1995
                                          ---------           ------------------          ----------        ----------
Income before extraordinary
  item                                    $  (8,000)               $311,000                $491,000          $69,000
Extraordinary item                         (235,000)                     -0-                (10,000)              -0-
                                          ---------                --------                --------          -------
Total                                     $(243,000)               $311,000                $481,000          $69,000
                                          =========                ========                ========          =======


The provision (benefit) for income taxes applicable to income before extraordinary item is as follows:

                                          Year Ended         Three Months Ended          Year Ended         Year Ended
                                            June 30,               June 30,                March 31,         March 31,
                                             1997                   1996                     1996              1995
                                          -----------         ------------------         -----------        ---------
Current:
  Federal                                 $   718,000              $283,000                $364,000          $36,000
  State                                       375,000                28,000                 127,000           33,000
                                          -----------              --------                --------          -------
                                            1,093,000               311,000                 491,000           69,000
                                          -----------              --------                --------          -------
Deferred:
  Federal                                  (1,100,000)                   -0-                     -0-              -0-
  State                                        (1,000)                   -0-                     -0-              -0-
                                          -----------              --------                --------          -------
                                           (1,101,000)                   -0-                     -0-              -0-
                                          -----------              --------                --------          -------
Provision (benefit) for
  income taxes                            $    (8,000)             $311,000                $491,000          $69,000
                                          ===========              ========                ========          =======


         The reconciliation of income tax attributable to income before extraordinary item computed at the federal statutory tax rates to income tax expense (benefit) is as follows:

                                          Year Ended          Three Months Ended          Year Ended        Year Ended
                                            June 30,               June 30,                March 31,         March 31,
                                              1997                   1996                    1996              1995
                                          -----------         ------------------          ----------        -------
Income tax expense at
  federal statutory rate                  $ 2,045,000             $ 396,000               $1,043,000        $ 660,000
Change in valuation
  allowance                                (1,877,000)             (363,000)                (648,000)        (620,000)
Provision for (reversal
  of) previously recorded
  tax accruals                               (478,000)              259,000                       -0-              -0-
State income tax, net of
  federal benefit                             258,000                19,000                   84,000           22,000
Nondeductible expenses                         44,000                    -0-                  12,000            7,000
                                          -----------              --------               ----------        ---------
Provision (benefit) for
  income taxes                            $    (8,000)            $ 311,000               $  491,000        $  69,000
                                          ===========             =========               ==========        =========


      At June 30, 1997, the Company had regular tax net operating loss carryforwards of $2,112,000 which expire from 2002 through 2010. Utilization of $700,000 of the net operating loss carryforwards is subject to an annual limitation of $40,000 pursuant to Internal Revenue Code Section 382.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE J--SHAREHOLDERS' EQUITY

Public Offering of Stock -- On August 22, 1996, the Company completed a public offering of 2,645,000 shares of Common Stock, 1,575,000 shares of which were sold by the Company and 1,070,000 shares of which were sold by certain shareholders of the Company. Net proceeds to the Company, after underwriting discount and offering expenses, were approximately $23,359,000. Supplemental pro forma net income per share (unaudited) assumes that the proceeds from the Company's public offering of stock were received as of July 1, 1996, and immediately used to retire the Company's long-term debt whose balance, as of that time, was $6,206,000. Supplemental pro forma net income per share totaled $.81 for fiscal 1997.

Reverse Stock Split -- Effective March 21, 1996, the Company effected a 1 for 2 reverse stock split, whereby each two shares of the Company's $.01 par value Common Stock were exchanged for one share. The number of shares and per share amounts in the consolidated financial statements for the years ended March 31, 1996 and 1995 have been retroactively adjusted to reflect the reverse stock split.

Warrants -- The following table sets forth outstanding warrants as of June 30, 1997, June 30, 1996, March 31, 1996 and March 31, 1995 for the purchase of the Company's Common Stock:

                                                      Exercise        Weighted Average
        Warrants                      Shares           Prices           Exercise Price
----------------------------         ---------       -----------      ----------------
Outstanding at April 1, 1994         1,802,080       $1.11-16.50            $ 1.68
     Granted                             8,000           6.25                 6.25
     Exercised                      (1,662,080)          1.11                 1.11
     Expired/Exchanged                 (90,000)       3.25-16.50             12.08
                                    ----------       -----------            ------
Outstanding at March 31, 1995           58,000        2.00-6.25               2.59
     Granted                             9,616           5.20                 5.20
     Exercised                              --             --                   --
     Expired/Exchanged                  (8,000)          6.25                 6.25
                                    ----------       -----------            ------
Outstanding at March 31, 1996           59,616        2.00- 5.20              2.52
     Granted                               --              --                   --
     Exercised                         (50,000)          2.00                 2.00
     Expired/Exchanged                     --              --                   --
                                    ----------       -----------            ------
Outstanding at June 30, 1996             9,616           5.20                 5.20
     Granted                               --              --                   --
     Exercised                             --              --                   --
     Expired/Exchanged                     --              --                   --
                                    ----------       -----------            ------
Outstanding at June 30, 1997             9,616       $   5.20               $ 5.20
                                    ==========       ===========            ======


                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE J--SHAREHOLDERS' EQUITY (continued)

Stock Options -- The following table sets forth outstanding stock options under the Company's stock option plans as of June 30, 1997, June 30, 1996, March 31, 1996, and March 31, 1995 for the purchase of the Company's Common Stock:

                                                        Option          Weighted Average
          Options                    Shares             Prices          Exercise Price
----------------------------        -------          ------------       --------------
Outstanding at April 1, 1994        266,425          $   .62- 8.00            $ 3.38
     Granted                        138,750             3.25- 6.13              3.41
     Exercised                       (5,000)            1.125-3.00              2.06
     Forfeited                       (5,000)            5.75- 8.00              6.88
                                    -------          -------------            ------
Outstanding at March 31, 1995       395,175              .62- 8.00              4.99
     Granted                         89,250                5.25                 5.25
     Exercised                      (22,875)            1.125-5.75              2.77
     Forfeited                      (47,500)            7.00- 8.00              7.05
                                    -------          -------------            ------
Outstanding at March 31, 1996       414,050              .62- 7.00              3.38
     Granted                         64,500               15.38                15.38
     Exercised                      (66,059)             .62- 5.25              1.92
     Forfeited                           --                    --                 --
                                    -------          -------------            ------
Outstanding at June 30, 1996        412,491              .62-15.38              5.49
     Granted                        235,250            12.00-18.00             13.18
     Exercised                      (56,893)             .62- 5.25               .96
     Forfeited                       (2,398)            5.25-15.38              7.78
                                    -------          -------------            ------
Outstanding at June 30, 1997        588,450          $   .62-18.00            $ 8.99
                                    =======          =============            ------


Options exercisable and shares available for future grant are as follows:


                                    June 30,         June 30,          March 31,        March 31,
                                      1997             1996              1996              1995
                                    --------         --------          --------         ---------
Options exercisable                 295,785          295,009           336,050          395,175
Shares available for
     grant                          338,848          506,700           571,200          612,950


         The following table summarizes information about stock options outstanding at June 30, 1997:

                          Options Outstanding                                                      Options Exercisable
---------------------------------------------------------------------------------------     --------------------------------
                          Number                                                                Number
                      Outstanding at             Weighted                  Weighted         Exercisable at       Weighted
    Range of             June 30,           Average Remaining          Average Exercise        June 30,           Average
Exercise Prices            1997             Contractual Life                 Price               1997         Exercise Price
----------------------------------------------------------------------------------------------------------------------------
 $  .62- 3.25            144,375                   6                       $ 2.44              144,375            $ 2.44
   5.25- 7.00            144,925                   5                         5.91              118,838              6.05
  12.00-18.00            299,150                   9                        13.65               32,572             16.28
 ------------            -------                                                               -------
 $  .62-18.00            588,450                                                               295,785
                         =======                                                               =======


         Options exercisable at June 30, 1996, March 31, 1996 and March 31, 1995 had weighted average exercise prices of $3.37, $2.95 and $3.36, respectively.

         The Company's 1987 Employee Stock Option Plan expired June 2, 1997, and no additional options will be awarded under that plan. Included in the options granted during fiscal 1997 are 65,000 options which have been granted under the Company's proposed 1997 Stock Incentive Plan. These options, none of which were exercisable at June 30, 1997, have been granted subject to shareholder approval at the 1997 Annual Meeting of the proposed 1997 Stock Incentive Plan, and are excluded from the table below summarizing common shares reserved.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE J--SHAREHOLDERS' EQUITY (continued)

The following table summarizes common shares reserved at June 30, 1997:

            Warrants                                                 9,616
            1987 Employee Stock Option Plan                        493,450
            l989 Stock Option Plan for Non-Employee Directors       70,000
                                                                   -------
                  Total common shares reserved                     573,066
                                                                   =======

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation." This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," the former standard. The Company has elected to follow APB No. 25 and related Interpretations in accounting for its stock compensation plans because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended June 30, 1997, March 31, 1996 and the three months ended June 30, 1996: risk-free interest rate of 6.23%; no annual divided yield; volatility factor of .704 based on weekly closing prices since April 1996; and an expected option life of 6 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                               Year Ended         Three Months Ended             Year Ended
                                                June 30,                June 30,                  March 31,
                                                  1997                   1996                       1996
                                               ----------         ------------------             ----------
Pro forma net income                            $5,411                   $821                      $2,466
Pro forma earnings per share
        Primary                                 $  .75                   $.14                      $  .44
        Fully diluted                              .75                    .14                         .43


                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE J--SHAREHOLDERS' EQUITY (continued)

         Because SFAS No. 123 is applicable only to options granted subsequent to March 31, 1995, its pro forma effect will not be fully reflected until 1998. The weighted average fair value per share for options granted during the years ended June 30, 1997, and March 31, 1996, and the three months ended June 30, 1996 totaled $8.79, $3.02 and $10.45, respectively. The estimated remaining contractual life of options outstanding is 7.12 years.

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

Dividends -- The Company's revolving credit agreement (see Note G) prohibits the Company from declaring dividends in excess of 25% of the Company's net income during any fiscal year.

NOTE K--EMPLOYEE BENEFIT PLAN

         The Company has a Salary Reduction Plan under section 401(k) of the Internal Revenue Code. Under this plan, employees paid on a salary only basis may defer not less than 1% and not more than 10% of pre-tax compensation each year, subject to Internal Revenue Service limitations, through contributions to a designated investment fund. Under the provisions of the plan, the Company may contribute a discretionary amount to be determined each year. No contributions have been made under the plan. Administrative costs under the plan totaled $25,000, $17,000, and $21,000 for the years ended June 30, 1997, March 31, 1996, and March 31, 1995, respectively, and $1,000 for the three months ended June 30, 1996.

NOTE L--COMMITMENTS

         The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of June 30, 1997:

               Year ending June 30:
               1998                                                   $1,396,000
               1999                                                      877,000
               2000                                                      528,000
               2001                                                      159,000
               2002 and thereafter                                       141,000
                                                                      ----------
               TOTAL                                                  $3,101,000
                                                                      ==========


         Certain of the leases have renewal options of up to 5 years. Total rental expense for all operating leases and other rental arrangements for the years ended June 30, 1997, March 31, 1996, and March 31, 1995 was $896,000,
$587,000, and $448,000, respectively, and $167,000 for the three months ended June 30, 1996. Aggregate future minimum rentals to be received under noncancelable subleases totaled approximately $337,000 at June 30, 1997.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE M--CONTINGENCIES

Alabama Wilderness Program Wrongful Death Litigation -- In October 1995, a civil action was filed in the Circuit Court of Colbert County, Alabama, against the Company and certain of the Company's employees in connection with the circumstances surrounding the alleged wrongful death of a juvenile enrolled at the Company's wilderness program in Jasper, Alabama. The Company's investigation indicated that the juvenile had physical impairments prior to his enrollment in the wilderness program, which may have contributed to his death. The complaint, among other things, alleged negligence and civil rights violations on the part of the Company and certain of its employees, and sought an unspecified amount of damages. In July 1996, the Company reached a confidential settlement of this lawsuit which did not have an adverse effect on the Company's financial condition or results of operations.

California Department of Social Services Audit -- In December 1992, the Company received an audit report from the California Department of Social Services alleging overpayments of approximately $315,000 at its 6-bed group homes for the years 1991 and 1992. The Company is contesting this determination and filed a rate protest with the Department of Social Services in February 1993. An Informal Hearing was concluded in October 1995. The Hearing Auditors' Report of Findings was issued in March 1996, and in April 1996, the Company filed a Request for Formal Hearing. The Formal Hearing has not been completed. A provision for liability of approximately $201,000 is included in accrued other expenses at June 30, 1997 and 1996.

Other Litigation -- The Company is involved in various other legal proceedings, none of which are expected to have a material effect on the Company's financial position or results of operations.

NOTE N--RELATED PARTY TRANSACTIONS

         In September 1994, Strategic Partners renewed, for a term of five years, the $1,000,000 balance outstanding under a 12%, one-year term loan made to the Company in September 1993. During fiscal 1996, the Company made unscheduled principal payments of approximately $708,000 that retired the outstanding balance under this loan. The Company wrote off deferred loan costs of approximately $64,000 in connection with the early extinguishment of the Strategic Partners loan. David L. Warnock, a director of the Company, serves as a consultant to Strategic Partners and formerly was President of T. Rowe Price Strategic Partners II, L.P., the general partner of Strategic Partners.

         During fiscal 1995 the Company entered into a one-year agreement with School Improvement Services, Inc. ("SIS") for marketing and consulting services; Joseph A. Fernandez, Ed.D. ("Dr. Fernandez"), a director of the Company, formerly served as President and Chief Executive Officer of School Improvement Services, Inc. Compensation under this agreement consisted of a fee of $50,000 and warrants for 8,000 shares of the Company's Common Stock, exercisable at $6.25 per share. Pursuant to certain provisions of this agreement, the number of shares issuable under this warrant was, during fiscal 1996, adjusted to 9,616, at a purchase price of $5.20 per share. The Company recognized consulting expense of approximately $16,000 associated with this adjustment during fiscal 1996. This agreement was renewed during fiscal 1996 for the period of October 1, 1995 through June 30, 1996. Compensation under this agreement during the renewal period consisted of monthly payments of approximately $4,000. Payments under this agreement during fiscal 1996 and 1995, including reimbursable expenses, totaled $52,000 and $34,000, respectively, and $13,000 for the three months ended June 30, 1997.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE N--RELATED PARTY TRANSACTIONS (continued)

         In June of 1996, the Company entered into a one-year agreement with Joseph Fernandez and Associates, Inc. for marketing and consulting services. Dr. Fernandez serves as President of Joseph Fernandez and Associates, Inc. Pursuant to the terms of this agreement, Joseph Fernandez and Associates, Inc. will be paid a monthly fee of approximately $4,000 and will receive warrants for 20,000 shares of Common Stock for each new Company program obtained as a result of services provided under the agreement that meet specified annual operating income criteria. Payments under this agreement during fiscal 1997, including reimbursable expenses, totaled $50,000. During fiscal 1997, pursuant to the dissolution of SIS, the outstanding warrant for 9,616 shares was cancelled and reissued to the two principals of SIS. Pursuant to this cancellation, Dr. Fernandez was issued a warrant for 3,858 shares of the Company's Common Stock, exercisable through September 30, 2004 at $5.20 per share.

         The Company rents certain operating properties from Amy S. Harrison and Martha A. Petrey, Ph.D., officers and directors of the Company. Payments under these month-to-month rental arrangements totaled $101,000 for each of the years ended June 30, 1997, March 31, 1996 and March 31, 1995 and $25,000 for the three months ended June 30, 1996.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE O--SIGNIFICANT CUSTOMERS

         Virtually all of the Company's revenues are attributable to contracts with state and local government and governmental agencies. Such contracts are typically subject to renewal annually. Contract renewal is affected by the quality and type of services provided by the Company.

         The following summarizes those customers from which in excess of 10% of the Company's youth services revenues were derived:

                                                                                             % of Operating
                                  Customer                     Revenue                           Revenue
                           ---------------------             -----------                     ---------------
Year Ended                 Riverside County
June 30, 1997                Office of Education             $ 5,822,000                           17%
                           State of Tennessee                  4,127,000                           12
                                                              ----------                           --
                                                              $9,949,000                           29%
                                                              ==========                           ==

Three Months               Riverside County
Ended                        Office of Education              $1,244,000                           19%
June 30, 1996              State of Tennessee                    881,000                           14
                                                              ----------                           --
                                                              $2,125,000                           33%
                                                              ==========                           ==

Year Ended                 Riverside County
March 31, 1996               Office of Education              $5,360,000                           23%
                           State of Tennessee                  3,612,000                           15
                                                              ----------                           --
                                                              $8,972,000                           38%
                                                              ==========                           ==

Year Ended                 Riverside County
March 31, 1995               Office of Education              $5,080,000                           25%
                           State of Tennessee                  3,636,000                           17
                                                              ----------                           --
                                                              $8,716,000                           42%
                                                              ==========                           ==


         At June 30, 1997 and 1996, accounts receivable from the above customers totaled $1,230,000 and $1,233,000, respectively.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE P--UNAUDITED FINANCIAL INFORMATION

         In March 1997, the Board of Directors voted to change the Company's fiscal year end from March 31 to June 30, effective with the three month period ended June 30, 1996. Unaudited financial information for the three month period ended June 30, 1995 is as follows:

                                                                       Three Months Ended
           Statement of Income                                            June 30, 1995
-------------------------------------------                            ------------------
(dollars in thousands, except per
  share amounts)
Revenues:
   Operating revenues                                                        $5,518
   Management fee income                                                        106
                                                                             ------
                           TOTAL REVENUES                                     5,624
Operating expenses:                                                          ------
   Employee compensation and benefits                                         3,415
   Purchased services and other expenses                                      1,086
   Depreciation and amortization                                                264
   Related party rent                                                            25
                                                                             ------
                 TOTAL OPERATING EXPENSES                                     4,790
                                                                             ------
Income from operations                                                          834
Other (income) expense:
   Interest:
     Banks and other                                                            211
     Related parties                                                             29
   Interest income                                                               (2)
                                                                             ------
        TOTAL OTHER (INCOME) EXPENSE, NET                                       238
                                                                             ------
Income before income taxes                                                      596
Provision for income taxes                                                       89
                                                                             ------
                               NET INCOME                                    $  507
                                                                             ======

Weighted average shares outstanding                                           5,557

Earnings per common share:
   Primary                                                                   $  .09
                                                                             ======
   Assuming full dilution                                                    $  .09
                                                                             ======


                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE P--UNAUDITED FINANCIAL INFORMATION (continued)

                                                                       Three Months Ended
          Statement of Cash Flows                                         June 30, 1995
------------------------------------------                             ----------------
(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $   745

INVESTING ACTIVITIES
   Purchase of property and equipment                                           (46)
                       NET CASH (USED) BY                                   -------
                     INVESTING ACTIVITIES                                       (46)
                                                                            -------
FINANCING ACTIVITIES
   Proceeds from revolving lines of
     credit                                                                   1,417
   Principal payments on revolving
     lines of credit and long-term
     borrowings                                                              (1,458)
   Principal payments on long-term
     borrowings - related parties                                               (14)
   Stock issue/registration costs                                               (23)
                       NET CASH (USED) BY                                   -------
                     FINANCING ACTIVITIES                                       (78)
                                                                            -------
INCREASE IN CASH AND CASH EQUIVALENTS                                           621
   Cash and cash equivalents at
     beginning of period                                                         69
                CASH AND CASH EQUIVALENTS                                   -------
                         AT END OF PERIOD                                   $   690
                                                                            =======


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

        None

                                    PART III

        INFORMATION REQUIRED BY ITEM 10 (DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT), ITEM 11 (EXECUTIVE COMPENSATION), ITEM 12 (SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT), AND ITEM 13 (CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS), will be included in the Company's Proxy Statement to be filed within 120 days of June 30, 1997 and is incorporated herein by reference.

                                     PART IV
    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     (1) Financial Statements
        The following financial statements of Children's Comprehensive Services, Inc. are included in Part II, Item 8:

                                                                                          Page
                                                                                          ----
               Consolidated Balance Sheets-June 30, 1997 and 1996                          35

               Consolidated Statements of Income for the Years Ended June 30,
                      1997, March 31, 1996 and 1995 and for the
                      Three Months Ended June 30, 1996                                     37

               Consolidated Statements of Shareholders' Equity for the Years
                      Ended June 30, 1997, March 31, 1996 and 1995 and for the
                      Three Months Ended June 30, 1996                                     38


               Consolidated Statements of Cash Flows for the Years
                      Ended June 30, 1997, March 31, 1996 and 1995 and
                      for the Three Months Ended June 30, 1996                             39

               Notes to Consolidated Financial Statements                                  41

        (2)    Financial Statement Schedules

        Schedule II - Valuation and qualifying accounts                                    62


        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not applicable or not required under their related instructions or the required information is included in the financial statements or notes thereto.

        (3)    Management Contracts and Compensatory Plans or Arrangements

        1987 Employee Stock Option Plan, as amended, (included herein as
        Exhibit 10.4.)

        1989 Stock Option Plan for Non-Employee Directors, (included herein as
        Exhibit 10.5.)

        1997 Stock Incentive Plan, (included herein as Exhibit 10.14.)

(b)     Reports on Form 8-K

        Form 8-K Reporting Date -- June 2, 1997

        Item Reported - - Item 2.  Acquisition or Disposition of Assets.
        The Company reported the acquisition of substantially all the assets of Vendell Healthcare, Inc. and its subsidiaries.

(c)     Exhibits

        The exhibits listed in the accompanying index to exhibits on page 63 are filed as part of this annual report on Form 10-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CHILDREN'S COMPREHENSIVE SERVICES, INC.


Date:  September 29, 1997             By:/s/William J Ballard
                                         -----------------------------
                                         William J Ballard
                                         Chairman, Chief Executive Officer
                                         and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  September 29, 1997                /s/William J Ballard
                                         -----------------------------
                                         William J Ballard
                                         Chairman, Chief Executive Officer
                                         and Director (Principal Executive
                                         Officer)


Date:  September 29, l997                /s/Amy S. Harrison
                                         -----------------------------
                                         Amy S. Harrison
                                         Vice Chairman, President and Director


Date:  September 29, 1997                /s/Martha A. Petrey, Ph.D.
                                         -----------------------------
                                         Martha A. Petrey, Ph.D.
                                         Executive Vice President and Director


Date:  September 29, 1997                /s/Stephen H. Norris
                                         -----------------------------
                                         Stephen H. Norris
                                         Executive Vice President


Date:  September 29, 1997                /s/H. Neil Campbell
                                         -----------------------------
                                         H. Neil Campbell
                                         Executive Vice President


Date:  September 29, 1997                /s/Donald B. Whitfield
                                         -----------------------------
                                         Donald B. Whitfield
                                         Vice President - Finance, Secretary
                                         and Treasurer (Principal Financial and
                                         Accounting Officer)

Date:  September 29, 1997                /s/ Thomas B. Clark
                                         -----------------------------
                                         Thomas B. Clark
                                         Director


Date:  September 29, 1997                /s/Joseph A. Fernandez, Ed.D.
                                         -----------------------------
                                         Joseph A. Fernandez, Ed.D.
                                         Director


Date:  September 29, 1997                /s/David L. Warnock
                                         -----------------------------
                                         David L. Warnock
                                         Director

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                   COL. C--ADDITIONS
--------------------------------------------------------------------------------------------------------------------------
COL. A                                     COL. B                                                  COL D.         COL E.
--------------------------------------------------------------------------------------------------------------------------
                                                                  (1)              (2)
                                           Balance             Charged to       Charged to                       Balance
                                           at Beginning        Costs and        Other Accounts-    Deductions-   at End
DESCRIPTION                                of Period           Expenses         Describe           Describe     of Period
--------------------------------------------------------------------------------------------------------------------------
Year ended June 30, 1997:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts                             $143,000          $ (155,000)       $ 2,373,000(1)     $     -0-    $2,361,000
                                            --------          ----------        -----------        --------     ----------
                 Totals                     $143,000          $ (155,000)       $ 2,373,000        $     -0-    $2,361,000
                                            ========          ==========        ===========        ========     ==========

Period ended June 30, 1996:
  Deducted from asset accounts:
        Allowance for doubtful
          accounts                          $146,000          $       -0-        $       -0-       $  3,000(2)  $  143,000
                                            --------          ----------         ----------        --------     ----------
                 Totals                     $146,000          $       -0-        $       -0-       $  3,000     $  143,000
                                            ========          ==========         ==========        ========     ==========

Year ended March 31, 1996:
  Deducted from asset accounts:
        Allowance for doubtful
          accounts                          $133,000          $   38,000         $       -0-       $ 25,000(2)  $  146,000
                                            --------          ----------         ----------        --------     ----------
                 Totals                     $133,000          $   38,000         $       -0-       $ 25,000     $  146,000
                                            ========          ==========         ==========        ========     ==========

Year ended March 31, 1995:
  Deducted from asset accounts:
        Allowance for doubtful
          accounts                          $368,000          $   83,000         $       -0-       $318,000(2)  $  133,000
                                            --------          ----------         ----------        --------     ----------
                 Totals                     $368,000          $   83,000         $       -0-       $318,000     $  133,000
                                            ========          ==========         ==========        ========     ==========


(1) Addition to allowance for doubtful accounts recognized in conjunction with the Company's purchase of substantially all the assets of Vendell Healthcare, Inc.
(2)      Uncollectible accounts written off against allowance account.

                                INDEX TO EXHIBITS

Exhibit
 Number  Description of Exhibit
-------  -----------------------
 3.1     Restated Charter, as amended. (1)
 3.2     By-Laws. (2)
 4.1     Specimen Stock Certificate. (6)
10.1     Non-competition Agreement between Registrant and Amy S. Harrison. (3)
10.2     Non-Competition Agreement between Registrant and Martha A. Petrey.  (3)
10.3     Registration Agreement between Registrant and Amy S. Harrison and Martha A. Petrey.  (3)
10.4     1987 Employee Stock Option Plan, as amended.  (7)
10.5     1989 Stock Option Plan for Non-Employee Directors.  (4)
10.6     Assignment and Sublease between Registrant and Helicon Incorporated.  (5)
10.7     Warrant Agreement dated October 1, 1996, between the Registrant and
         Joseph A. Fernandez.
10.8     Consulting and Marketing Agreement effective as of August 1, 1992, dated September 22, 1994, by and between the Registrant and Helicon
         Incorporated. (7)
10.9     Agreement dated as of August 8, 1997 between the Registrant and
         Riverside County, California Superintendent of Schools for special education services.
10.10    Registration Rights Agreement, dated September 20, 1993, by and between the Registrant and T. Rowe Price Strategic Partners Fund II, L.P. (8)
10.11    Guaranty and Suretyship Agreement dated January 29, 1996, by and between First American National Bank, the Registrant and Helicon
         Incorporated. (8)
10.12    Loan and Security Agreement between First American National Bank and the Registrant, dated as of November 8, 1996. (9)
10.13    Asset Purchase Agreement by and among Vendell Healthcare, Inc., the subsidiaries of Vendell Healthcare, Inc. and the Registrant, dated
         February 27, 1997. (10)
10.14    1997 Employee Incentive Plan.
10.15    Amendment to Asset Purchase Agreement by and among Vendell Healthcare,
         Inc., the subsidiaries of Vendell Healthcare, Inc. and the Registrant.
         (11)
10.16    Second Amendment to Asset Purchase Agreement by and among Vendell
         Healthcare, Inc., the subsidiaries of Vendell Healthcare, Inc. and the
         Registrant. (11)
10.17    Third Amendment to Asset Purchase Agreement by and among Vendell
         Healthcare, Inc., the subsidiaries of Vendell Healthcare, Inc. and the
         Registrant. (11)
10.18    Warrant Agreement dated October 1, 1996 between the Registrant and
         Kenneth W. Miller.
10.19    Lease Agreement dated September 26, 1989 between the Registrant and the
         Equitable Life Assurance Society of the United States.
10.20    First Amendment, dated February 21, 1990, to the lease between the
         Registrant and the Equitable Life Assurance Society of the United
         States.
10.21    Second Amendment, dated March 1, 1993, to the lease between the
         Registrant and the Equitable Life Assurance Society of the United
         States.
10.22    Third Amendment, dated October 26, 1993, to the lease between
         Registrant and the Equitable Life Assurance Society of the United
         States.
11       Statement Re: Computation of Per Share Earnings.
21       Subsidiaries of the Registrant.
23       Consent of Ernst & Young LLP.
27       Financial Data Schedule.


(1) Incorporated herein by reference from Registrant's Registration Statement on Form S-2, filed August 15, 1996 (Reg. No. 333-8387).
(2) Incorporated herein by reference from Registrant's Registration Statement on Form S-1, filed October 11, 1989 (Reg. No. 33-31527).
(3) Incorporated herein by reference from Registrant's Form 8-K, dated April 12, 1988, reporting the acquisition of Advocate Schools (File No. 0-16162).

(4) Incorporated herein by reference from Registrant's Registration Statement on Form S-8, filed February 14, 1990 (Reg. No. 2-33-33499).

(5) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended March 31, 1990, dated June 28, 1990 (File No. 0-16162).

(6) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended March 31, 1994, dated June 28, 1994 (File No. 0-16162).

(7) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended March 31, 1995, dated June 28, 1995 (File No. 0-16162).

(8) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended March 31, 1996, dated June 28, 1996 (File No. 0-16162).

(9) Incorporated herein by reference from Registrant's Form 10-Q for the periods ended December 31, 1996, dated February 13, 1997 (File No. 0-16162).

(10) Incorporated herein by reference from Registrant's Form 10-Q for the periods ended March 31, 1997, dated May 15, 1997 (File No. 0-16162).

(11) Incorporated herein by reference from Registrant's Form 8-K, dated June 2, 1997, reporting the acquisition of substantially all the assets of Vendell Healthcare, Inc. (File No. 0-16162).