Form 10-Q
period 1997-09-30
CHILDRENS COMPREHENSIVE SERVICES INC
filed 1997-11-14
CIK 816247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q
(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to _________

                         Commission File Number 0-16162

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Tennessee                                           62-1240866
         ---------                                           ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

805 South Church Street, Murfreesboro, Tennessee                 37130
------------------------------------------------                 -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:      (615) 896-3100
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

Common Stock, $.01 Par Value, outstanding at November 10, 1997 - 7,820,675 shares.

                                      INDEX

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                                                              Page
                                                                                                             Number
                                                                                                             ------

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

                  Consolidated Balance Sheets -- September 30, 1997
                  and June 30, 1997...............................................................................3

                  Consolidated Statements of Income --
                  Three months ended September 30, 1997 and 1996..................................................5

                  Consolidated Statements of Cash Flows --
                  Three months ended September 30, 1997 and 1996..................................................6

                  Notes to Consolidated Financial Statements --
                  September 30, 1997..............................................................................8

Item 2.           Management's Discussion and
                  Analysis of Financial Condition and Results
                  of Operations...................................................................................9

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.....................................14

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K...............................................................14



SIGNATURES.......................................................................................................15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                September 30,    June 30,
(dollars in thousands)                                              1997           1997
                                                                   -------       -------
ASSETS

CURRENT ASSETS
         Cash and cash equivalents                                 $11,772       $13,641
         Accounts receivable, net of allowance for doubtful
         accounts of $2,414 at September 30 and $2,361 at
         June 30                                                    16,473        16,001
         Prepaid expenses                                              793           604
         Other current assets                                        1,747         1,483
                                                                   -------       -------
TOTAL CURRENT ASSETS                                                30,785        31,729

PROPERTY AND EQUIPMENT, net of
         accumulated depreciation of $6,371 at September
         30 and $5,908 at June 30                                   36,383        36,321

DEFERRED TAX ASSETS, net of valuation
         allowance of $150 at September 30 and June 30                 614           614

COST IN EXCESS OF NET ASSETS ACQUIRED,
         at cost, net of accumulated amortization of $11 at
         September 30 and $4 at June 30                                365           372

OTHER ASSETS AND DEFERRED CHARGES,
         at cost, net of accumulated amortization of $104 at
         September 30 and $91 at June 30                               261           412
                                                                   -------       -------
         TOTAL ASSETS                                              $68,408       $69,448
                                                                   =======       =======

                                        3

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.


                                                               September 30,     June 30,
(dollars in thousands)                                             1997           1997
                                                                 --------        --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                           $  2,047        $  1,620
      Current portion - capital leases                                 41              40
      Accrued employee compensation                                 3,108           3,062
      Income taxes payable                                         (1,288)            143
      Accrued other expenses                                        1,989           2,744
      Deferred revenue                                                167             168
                                                                 --------        --------
         TOTAL CURRENT LIABILITIES                                  6,064           7,777
LONG TERM DEBT AND CAPITAL LEASE
      OBLIGATIONS                                                  11,645          11,655
OTHER LIABILITIES                                                     265             265
                                                                 --------        --------
         TOTAL LIABILITIES                                         17,974          19,697
                                                                 --------        --------
SHAREHOLDERS' EQUITY
      Preferred stock, par value $1.00 per share --
         10,000,000 shares authorized                                 -0-             -0-
      Common stock, par value $.01 per share --
         50,000,000 shares authorized; issued and
         outstanding 7,815,008 shares
         at September 30 and 7,769,656 shares
         at June 30                                                    78              78
      Additional paid-in capital                                   56,663          56,618
      Accumulated (deficit)                                        (6,307)         (6,945)
                                                                 --------        --------
      TOTAL SHAREHOLDERS' EQUITY                                   50,434          49,751
                                                                 --------        --------
      TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY                                                $ 68,408        $ 69,448
                                                                 ========        ========

      See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                Three Months Ended
                                                   September 30,
                                               --------------------
(In thousands, except per share amounts)         1997        1996
                                               --------     -------
Revenues:
      Operating revenues                       $ 19,706     $ 6,138
      Management fee income                         661         310
                                               --------     -------
TOTAL REVENUES                                   20,367       6,448
                                               --------     -------
Operating expenses:
      Employee compensation and benefits         12,529       4,175
      Purchased services and other expenses       6,208       1,361
      Depreciation and amortization                 476         209
      Related party rent                             25          25
                                               --------     -------
TOTAL OPERATING EXPENSES                         19,238       5,770
                                               --------     -------
Income from operations                            1,129         678
Other (income) expense:
      Interest expense                              259         199
      Interest income                              (176)       (181)
      Other income                                  -0-          (4)
                                               --------     -------
TOTAL OTHER (INCOME) EXPENSE, NET                    83          14
                                               --------     -------
Income before income taxes                        1,046         664
Provision for income taxes                          408         177
                                               --------     -------
NET INCOME                                     $    638     $   487
                                               ========     =======

Earnings per common share:
      Primary                                  $    .08     $   .08
      Assuming full dilution                   $    .08     $   .08



See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                              Three Months Ended
                                                                                 September 30,
                                                                               -----------------
(dollars in thousands)                                                          1997      1996
                                                                               -------     -----
OPERATING ACTIVITIES
      Net income                                                               $   638     $ 487
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                 463       196
      Amortization                                                                  13        13
      Amortization of deferred loan costs                                            6        14
      Provision for bad debts                                                       12       (38)
      Other                                                                        -0-        (4)
Changes in operating assets and liabilities:
      Accounts receivable                                                         (484)      131
      Prepaid expenses                                                            (189)      (55)
      Other current assets                                                         (47)     (209)
      Accounts payable                                                             427       191
      Accrued employee compensation                                                 46       150
      Accrued other expenses                                                       (45)      354
      Income taxes payable                                                      (1,431)     (365)
                                                                               -------     -----
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                  (591)      865
INVESTING ACTIVITIES
      Purchase of assets of Vendell Healthcare                                    (710)      -0-
      Purchase of property and equipment                                          (525)     (341)
      Proceeds from sale of property and equipment                                 -0-         9
      (Increase) in other assets                                                   (78)      (85)
                                                                               -------     -----
NET CASH (USED) BY INVESTING ACTIVITIES                                        $(1,313)    $(417)
                                                                               -------     -----

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)




                                                              Three Months Ended
                                                                September 30,
                                                             ---------------------
(dollars in thousands)                                         1997         1996
                                                             --------     --------
FINANCING ACTIVITIES
      Principal payments on revolving lines of credit and
         long-term borrowing                                 $    (10)    $    (48)
      Proceeds from issuance of Common Stock, net                  45       23,424
                                                             --------     --------
      NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                                35       23,376
                                                             --------     --------
INCREASE IN CASH AND CASH EQUIVALENTS                          (1,869)      23,824

      Cash and cash equivalents at beginning of period         13,641        3,318
                                                             --------     --------

      CASH AND CASH EQUIVALENTS AT END OF
          PERIOD                                             $ 11,772     $ 27,142
                                                             ========     ========
SUPPLEMENTAL INFORMATION
      Income taxes paid                                      $  1,856     $    542
      Interest paid                                               175          186




See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made in the consolidated financial statements for the three month period ended September 30, 1996, to conform to the presentation of the financial statements for the three month period ended September 30, 1997. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, the Company's prior fiscal year end.

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

NOTE C -- ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During June 1997, the Company completed the acquisition of substantially all the assets of Vendell Healthcare, Inc., and its subsidiaries ("Vendell acquisition"). The results for the comparable fiscal 1997 period do not include the results of this acquisition.

The following discussion and this Quarterly Report on Form 10-Q contain forward-looking statements and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under "Business - Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General

As of September 30, 1997, the Company was providing education, treatment and juvenile justice services to approximately 2,600 at risk and troubled youth and 100 adults either directly or through management contracts. It currently offers these services through the operation and management of nonresidential specialized education programs and day treatment programs and both open and secured residential treatment centers in 11 states. These services were provided directly or through the Company's management contract with Helicon, Incorporated ("Helicon"), a Section 501(c)(3) not-for-profit corporation. Revenues under these contracts are recognized as services are rendered. The Company's non-residential programs, which historically have generated higher operating margins than the Company's residential facilities, generally receive revenues based on per diem rates. The Company's residential facilities generally receive revenues under either fixed fee contracts, at per diem rates or on a cost reimbursed basis.

The Company receives management fee income from Helicon for consulting, management and marketing services rendered pursuant to a Consulting and Marketing Agreement, effective as of August 1992, by and between Helicon and the Company (the "Helicon agreement"). As of September 30, 1997, the Company was providing consulting, management and marketing services to Helicon at 12 programs. In addition, Helicon also leases three facilities owned by the Company to operate its programs. Pursuant to the Helicon Agreement, the Company is entitled to receive for these services management fee income in an amount equal to 6% of the monthly gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. During the periods reported herein, the Company recognized all of the management fee income to which it was entitled. However, for certain periods prior to fiscal 1997, the Company did not recognize all of the management fee income to which it was entitled due to the inability of Helicon to pay these amounts, and there can be no assurance that the Company will recognize any management fee income in the future. As of September 30, 1997, unpaid management fees, lease payments and advances, plus interest, due the Company from Helicon totaled approximately $7,282,000. Based on the current level of operations being maintained by Helicon, the Company does not anticipate collecting any of this amount. The Company has fully reserved this amount, and future payments received from Helicon on this amount, if any, will be recognized by the Company on the cash basis. The Helicon Agreement expires September 1, 1999. The Company has also guaranteed Helicon's obligations under a bank line of credit in the amount of $1,000,000. No amounts are currently outstanding under this line of credit. See "--Liquidity and Capital Resources." The Company also receives management fee income from services provided to other health care providers for management of behavioral units or facilities pursuant to contracts.

Employee compensation and benefits include facility and program payrolls and related taxes, as well as employee benefits, including insurance and worker's compensation coverage. Employee compensation and benefits also includes general and administrative payroll and related benefit costs, including salaries and supplemental compensation of officers.

Purchased services and other expenses include all expenses not otherwise presented separately in the Company's statements of income. Significant components of these expenses at the operating level include items such as professional fees and contracted services, food, utilities, supplies, rent and insurance. Significant components of these expenses at the administrative level include legal, accounting, investor relations, marketing, consulting and travel expense.

The Company's effective tax rate for the quarter ended September 30, 1996 is less than the statutory tax rate primarily because of the utilization of tax net operating loss carryforwards for which no tax benefit had been recognized prior to the quarterly period ended December 31, 1996. At June 30, 1997, the Company's prior fiscal and tax year end, the Company had net operating loss carryforwards of $2,112,000, utilization of which is subject to annual limitations pursuant to the provisions of Internal Revenue Code Section 382.

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

During the three month period ended September 30, 1997, the Company opened the following programs:

     - A 30 bed residential program for seriously disturbed, adjudicated juvenile offenders located at its St. Johns, Michigan facility;

     - Alternative education schools with an aggregate of 80 chairs in Little Rock, North Little Rock and Bryant, Arkansas;

     - A 24 bed observation and assessment, short term residential program for adjudicated male juvenile offenders located at its West Jordan, Utah facility.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to the Company's total revenues of certain items in the Company's statements of income:


                                           Three Months Ended
                                              September 30,
                                           ------------------
                                            1997        1996
                                           ------      ------
Operating revenues                           96.8%       95.2%
Management fee income                         3.2         4.8
                                           ------      ------
         TOTAL REVENUES                     100.0       100.0
                                           ------      ------
Employee compensation and benefits           61.5        64.8
Purchased services and other expenses        30.5        21.1
Depreciation and amortization                 2.4         3.2
Related party rent                            0.1         0.4
                                           ------      ------
      TOTAL OPERATING EXPENSES               94.5        89.5
                                           ------      ------
Income from operations                        5.5        10.5
Other (income) expense:
      Interest expense                        1.3         3.1
      Interest income                        (0.9)       (2.8)
      Other income                             --        (0.1)
Provision for income taxes                    2.0         2.8
                                           ------      ------
         NET INCOME                           3.1%        7.5%
                                           ======      ======



Three Months Ended September 30, 1997 versus September 30, 1996

Operating revenues for the three months ended September 30, 1997 increased $13,568,000 or 221.0%, to $19,706,000 as compared to $6,138,000 for the three months ended September 30, 1996. Approximately $11,000,000 of the increase in operating revenues is attributable to the Vendell acquisition. The increase is also due to increased utilization in certain programs along with the opening of eight new programs during the current and preceding three quarters.

Management fee income increased $351,000 for the three months ended September 30, 1997 to $661,000 from $310,000 for the three month period ended September 30, 1996. Management fee income recognized under the Helicon Agreement for the three months ended September 30, 1997 increased $13,000 to $323,000 from $310,000 for the three months ended September 30, 1996. Other management fee income, attributable to the Vendell acquisition, accounted for the remainder of the increase.

Total revenues for the three months ended September 30, 1997 increased $13,919,000, or 215.9%, to $20,367,000 as compared to $6,448,000 for the three months ended September 30, 1996 as a result of the factors described above.

Employee compensation and benefits for the three months ended September 30, 1997 increased $8,354,000, or 200.1%, to $12,529,000, as compared to $4,175,000 for the three months ended September 30, 1996. As a percentage of total revenues, employee compensation and benefits decreased from 64.8% for the three months ended September 30, 1996 to 61.5% for the three months ended September 30, 1997. The increase in employee compensation and benefits over the same period in the prior year results primarily from the Company's growth, including the Vendell acquisition. The decrease in employee compensation and benefits as a percent of revenue over the same period in the prior year results primarily from the effect of the Vendell acquisition.

Purchased services and other expenses for the three months ended September 30, 1997 increased $4,847,000, or 356.1%, to $6,208,000, as compared to $1,361,000 for the three months ended September 30, 1996. As a percentage of total revenues, purchased services and other expenses increased to 30.5% for the three months ended September 30, 1997 from 21.1% for the three months ended September 30, 1996. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth, including the Vendell acquisition. The increase in purchased services and other expenses as a percent of revenue over the same period in the prior year results primarily from the effect of the Vendell acquisition.

Depreciation and amortization for the three months ended September 30, 1997 increased $267,000, or 127.8%, to $476,000 as compared to $209,000 for the three months ended September 30, 1996. The increase in depreciation and amortization compared to the same period in the prior year is attributable to the Company's growth, including the Vendell acquisition.

Income from operations for the three months ended September 30, 1997 increased $451,000, or 66.5%, to $1,129,000 as compared to $678,000 for the three months ended September 30, 1996, and decreased as a percentage of total revenues to 5.5% for the three months ended September 30, 1997 from 10.5% for the three months ended September 30, 1996, as a result of the factors described above.

Interest expense for the three months ended September 30, 1997 increased $60,000, or 30.2%, to $259,000 as compared to $199,000 for the three months ended September 30, 1996. The increase in interest expense over the same period in the prior year is attributed principally to debt incurred as part of the Vendell acquisition offset by the prepayment of the Company's long-term debt on October 1, 1996 and the related elimination of deferred loan cost amortization.

Interest income decreased $5,000 to $176,000 for the three months ended September 30, 1997 as compared to $181,000 for the three months ended September 30, 1996. The decrease in interest income over the same period in the prior year is attributable primarily to the decrease in cash available for investment resulting from the Company's public offering completed in August 1996 following the June 1997 Vendell acquisition.

Provision for income tax expense for the three months ended September 30, 1997 increased $231,000 to $408,000 from $177,000 for the three months ended September 30, 1996. The increase in provision for income tax expense compared to the same period in the prior year results both from the increase in the Company's increase in taxable income and an increase in the Company's effective tax rate due to the reversal, during the period ended December 31, 1996, of a portion of the valuation allowance against the Company's deferred tax assets.

Liquidity and Capital Resources

Cash used by operating activities for the three months ended September 30, 1997 was $591,000 on net income of $638,000 as compared to cash provided of $865,000 on net income of $487,000 for the three months ended

September 30, 1996. Working capital at September 30, 1997 was $24,721,000, as compared to $23,952,000 at June 30, 1997, and the current ratio at September 30, 1997, was 5.1:1, as compared to 4.1:1, at June 30, 1997.

Cash used by investing activities was $1,313,000 for the three months ended September 30, 1997 as compared to $417,000 for the three months ended September 30, 1996, due primarily to an increase in cash outlays for the purchase of property and equipment and for the additional cash payment related to the purchase of Vendell's assets. Cash of $23,376,000 was provided by financing activities for the three months ended September 30, 1996, due primarily to the receipt of net proceeds of $23,359,000 from the issuance of shares of the Company's Common Stock in the public offering completed in August 1996. Cash of $35,000 was provided by financing activities for the three months ended September 30, 1997.

On November 8, 1996, the Company entered into a loan and security agreement with First American National Bank ("FANB"). Under the terms of this agreement, FANB has made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $13,000,000. The initial term of the agreement extends through November 1, 1999. The credit facility bears interest at either (i) the one, two or three month LIBOR rate plus an applicable margin, which ranges between 1.35% and 2.10% and is dependent on the ratio of funded debt to operating earnings or (ii) FANB's index rate, at the Company's option. The line of credit is secured primarily by the Company's accounts receivable and equipment. At September 30, 1997, the outstanding balance under the line of credit was $11,450,000.

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

Helicon has also entered into a $1 million line of credit with FANB. As a condition to this line of credit, the Company agreed to guarantee Helicon's performance under such line of credit. At September 30, 1997, there were no amounts outstanding under Helicon's line of credit.

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

Current obligations, typically due within thirty days or less, are expected to be funded with cash flows from operations and borrowings under the Company's line of credit. Management believes that operations, remaining proceeds from the August 1996 public offering, and amounts available under its line of credit will provide sufficient cash flow for the foreseeable future.

Inflation

Inflation has not had a significant impact on the Company's results of operation since inception. Certain of the Company's existing contracts provide for annual price increases based upon changes in the Consumer Price Index.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This information called for by Item 3 is not required for the fiscal quarter ended September 30, 1997 as the Company's market capitalization was less than $2.5 billion as of January 28, 1997.




PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on form 8-K

      (a)  The following exhibits are included herein:

         (11)   Statement re:  computation of earnings per share.
         (27)   Financial Data Schedule.  (SEC use only)

      (b)  Reports on Form 8-K:
                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHILDREN'S COMPREHENSIVE SERVICES, INC.
                                                    (Registrant)



Date:    November 14, 1997             /s/  WILLIAM J BALLARD
                                            ----------------------
                                            William J Ballard
                                            Chairman and Chief Executive Officer



Date:    November 14, 1997             /s/  DONALD B. WHITFIELD
                                            ------------------------
                                            Donald B. Whitfield
                                            Vice President of Finance
                                            (Principal Financial and
                                            Accounting Officer)

                                  Exhibit Index

Exhibit No.

         11       Computation of Per Share Earnings
         27       Financial Data Schedule (SEC use only)

---------------