Form 10-Q
period 1997-12-31
CHILDRENS COMPREHENSIVE SERVICES INC
filed 1998-02-17
CIK 816247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(MARK ONE)                          FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                         Commission File Number 0-16162

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Tennessee                                             62-1240866
------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                          Identification Number)

3401 West End Ave., Suite 500, Nashville, Tennessee             37203
---------------------------------------------------     ----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (615) 383-0376
                                                            --------------

Registrant's former address:
805 South Church Street, Murfreesboro, Tennessee 37130
-------------------------------------------------

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

Common Stock, $ .01 Par Value, outstanding at February 10, 1998 - 7,969,222 shares.
---------------------------------------------------------------------------

                                      INDEX

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                                                               Page
                                                                                                              Number
                                                                                                              ------
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

                  Consolidated Balance Sheets -- December 31, 1997
                  and June 30, 1997...............................................................................3

                  Consolidated Statements of Income --
                  Three and six month periods ended December 31, 1997 and 1996....................................5

                  Consolidated Statements of Cash Flows --
                  Six months ended December 31, 1997 and 1996.....................................................6

                  Notes to Consolidated Financial Statements --
                  December 31, 1997...............................................................................8

Item 2.           Management's Discussion and
                  Analysis of Financial Condition and Results
                  of Operations...................................................................................9

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.....................................17

PART II.          OTHER INFORMATION

Item 4.           Matters submitted to a vote of security holders................................................18

Item 6.           Exhibits and Reports on Form 8-K...............................................................18



SIGNATURES.......................................................................................................19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                            December 31,     June 30,
(dollars in thousands)                                          1997           1997
                                                            -------------------------
ASSETS

CURRENT ASSETS

         Cash and cash equivalents                            $12,829        $13,641

         Accounts receivable, net of allowance for doubtful
         accounts of $1,807 at December 31 and $2,361 at
         June 30                                               17,382         16,001

         Prepaid expenses                                       1,021            604

         Other current assets                                   1,664          1,483
                                                              -------        -------
TOTAL CURRENT ASSETS                                           32,896         31,729

PROPERTY AND EQUIPMENT, net of
         accumulated depreciation of $6,846 at December 31
         and $5,908 at June 30                                 36,313         36,321

DEFERRED TAX ASSETS, net of valuation                             614            614

COST IN EXCESS OF NET ASSETS ACQUIRED, net                        359            372

OTHER ASSETS AND DEFERRED CHARGES, net                            217            412
                                                              -------        -------
         TOTAL ASSETS                                         $70,399        $69,448
                                                              =======        =======

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                            December 31,     June 30,
(dollars in thousands)                                          1997           1997
                                                            -------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                        $ 1,578        $ 1,620
      Current portion - capital leases                             42             40
      Accrued employee compensation                             3,970          3,062
      Income taxes payable                                       (802)           143
      Accrued other expenses                                    1,943          2,744
      Deferred revenue                                            181            168
                                                              -------        -------
         TOTAL CURRENT LIABILITIES                              6,912          7,777

LONG TERM DEBT AND CAPITAL LEASE
      OBLIGATIONS                                              11,634         11,655

OTHER LIABILITIES                                                 -0-            265
                                                              -------        -------
         TOTAL LIABILITIES                                     18,546         19,697
                                                              -------        -------
SHAREHOLDERS' EQUITY
      Preferred stock, par value $1.00 per share --
         10,000,000 shares authorized                             -0-            -0-
      Common stock, par value $.01 per share --
         50,000,000 shares authorized; issued and outstanding
         7,821,675 shares at December 31 and 7,769,656 shares
         at June 30                                                78             78
      Additional paid-in capital                               56,677         56,618
      Accumulated (deficit)                                    (4,902)        (6,945)
                                                              -------        -------
      TOTAL SHAREHOLDERS' EQUITY                               51,853         49,751
                                                              -------        -------
      TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY                                             $70,399        $69,448
                                                              =======        =======

 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                             Three Months Ended.      Six Months Ended
                                                                December 31,            December 31,
                                                             -------------------------------------------
(In thousands, except per share amounts)                       1997       1996        1997        1996
                                                             -------------------------------------------
Revenues:
      Operating revenues                                     $ 22,245    $ 7,858    $ 41,951    $ 13,996
      Management fee income                                       568        306       1,229         616
                                                             --------    -------    --------    --------
                                            TOTAL REVENUES     22,813      8,164      43,180      14,612
                                                             --------    -------    --------    --------
Operating expenses:
      Employee compensation and benefits                       13,616      4,955      26,145       9,130
      Purchased services and other expenses                     6,508      1,658      12,716       3,019
      Depreciation and amortization                               507        229         983         438
      Related party rent                                           26         26          51          51
                                                             --------    -------    --------    --------
                                  TOTAL OPERATING EXPENSES     20,657      6,868      39,895      12,638
                                                             --------    -------    --------    --------

Income from operations                                          2,156      1,296       3,285       1,974
Other (income) expense:
      Interest expense                                            227         12         486         211
      Interest income                                            (157)      (272)       (333)       (453)
      Other income                                               (217)        (3)       (217)         (7)
                                                             --------    -------    --------    --------
                         TOTAL OTHER (INCOME) EXPENSE, NET       (147)      (263)        (64)       (249)
                                                             --------    -------    --------    --------

Income before income taxes and extraordinary
      item                                                      2,303      1,559       3,349       2,223
Provision (benefit) for income taxes                              898     (1,254)      1,306      (1,077)
                                                             --------    -------    --------    --------
Income before extraordinary item                                1,405      2,813       2,043       3,300
Extraordinary item:
      Loss on early extinguishment of debt, net
         of income tax benefit                                     --        337          --         337
                                                             --------    -------    --------    --------
                                                NET INCOME   $  1,405    $ 2,476    $  2,043    $  2,963
                                                             ========    =======    ========    ========
Basic earnings per common share:
      Income before extraordinary item                       $    .18    $   .40    $    .26    $    .49
      Extraordinary item                                           --       (.05)         --        (.05)
                                                             --------    -------    --------    --------
                                                NET INCOME   $    .18    $   .35    $    .26    $    .44
                                                             ========    =======    ========    ========

Diluted earnings per common share:
      Income before extraordinary item                       $    .17    $   .39    $    .25    $    .48
      Extraordinary item                                           --       (.05)         --        (.05)
                                                             --------    -------    --------    --------
                                                NET INCOME   $    .17    $   .34    $    .25    $    .43
                                                             ========    =======    ========    ========

                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                  Six Months Ended
                                                                                     December 31,
                                                                            ---------------------------
(dollars in thousands)                                                          1997            1996
                                                                            ---------------------------
OPERATING ACTIVITIES

      Net income                                                            $     2,043       $   2,963

      Adjustments to reconcile net income to net cash provided (used) by operating activities:

         Increase in deferred tax assets                                          - 0 -          (1,783)

         Depreciation                                                               940             404

         Amortization                                                                43              34

         Amortization of deferred loan costs                                         17              19

         Provision for bad debts                                                     87             (35)

         Loss on early extinguishment of debt                                     - 0 -             119

         Other                                                                    - 0 -              (7)

Changes in operating assets and liabilities:

      Accounts receivable                                                        (1,467)         (1,831)

      Prepaid expenses                                                             (417)            (11)

      Other current assets                                                           36            (250)

      Accounts payable                                                              (42)             82

      Accrued employee compensation                                                 909             443

      Accrued other expenses                                                       (344)            (26)

      Income taxes payable                                                         (945)           (157)
                                                                            -----------       ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                    860             (36)

INVESTING ACTIVITIES

      Purchase of assets of Vendell Healthcare                                     (710)          - 0 -

      Purchase of property and equipment                                           (932)           (509)

      Proceeds from sale of property and equipment                                - 0 -              14

      (Increase) in other assets                                                    (69)           (138)
                                                                            -----------       ---------
NET CASH (USED) BY INVESTING ACTIVITIES                                     $    (1,711)      $    (633)
                                                                            -----------       ---------

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                                  Six Months Ended
                                                                                     December 31,
                                                                            ---------------------------
(dollars in thousands)                                                          1997             1996
                                                                            ---------------------------
FINANCING ACTIVITIES
      Principal payments on revolving lines of credit, long-
         term borrowings and capital lease obligations                      $       (20)      $  (6,206)
      Proceeds from issuance of Common Stock, net                                    59          23,415
                                                                            -----------       ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                      39          17,209
                                                                            -----------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (812)         16,540

      Cash and cash equivalents at beginning of period                           13,641           3,318
                                                                            -----------       ---------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $    12,829       $  19,858
                                                                            ===========       =========
SUPPLEMENTAL INFORMATION
      Income taxes paid                                                     $ 2,175,000       $ 587,000
      Interest paid                                                         $   411,000       $ 249,000




See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                December 31, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made in the consolidated financial statements for the three and six month periods ended December 31, 1996, to conform to the presentation of the financial statements for the three and six month periods ended December 31, 1997. Operating results for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, the Company's prior fiscal year end.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE B -- CONTINGENCIES

The Company is involved in various legal proceedings, none of which are expected to have a material effect on the Company's financial position or results of operations.


NOTE C -- EARNINGS PER COMMON SHARE

Effective December 31, 1997, the Company adopted Financial Accounting Standards Board Statement ("SFAS") No. 128, Earnings per Share. Pursuant to this adoption, the Company has restated earnings per share for all prior periods. The computation of basic net income per common share is based on the weighted average number of shares outstanding. Diluted net income per common share includes the effect of common stock equivalents, consisting of dilutive stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share:



                                             Three Months Ended              Six Months Ended
                                                 December 31,                   December 31,
                                        ----------------------------------------------------------
                                           1997            1996            1997            1996
                                        ----------------------------------------------------------
BASIC:

Average shares outstanding               7,820,635       7,126,444       7,802,330       6,674,737
                                        ==========      ==========      ==========      ==========
Net income                              $1,405,000      $2,476,000      $2,043,000      $2,963,000
                                        ==========      ==========      ==========      ==========
Per share amount                        $      .18      $      .35      $      .26      $      .44
                                        ==========      ==========      ==========      ==========

DILUTED:

Average shares outstanding               7,820,635       7,126,444       7,802,330       6,674,737

      Net effect of dilutive stock
      options and warrants                 311,671         199,647         284,045         234,594
                                        ----------      ----------      ----------      ----------
         TOTAL                           8,132,306       7,326,091       8,086,375       6,909,331
                                        ==========      ==========      ==========      ==========
Net income                              $1,405,000      $2,476,000      $2,043,000      $2,963,000
                                        ==========      ==========      ==========      ==========
Per share amount                        $      .17      $      .34      $      .25      $      .43
                                        ==========      ==========      ==========      ==========

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

General

As of December 31, 1997, the Company was providing education, treatment and juvenile justice services to approximately 2,900 at risk and troubled youth and 100 adults either directly or through management contracts. It currently offers these services through the operation and management of nonresidential specialized education programs and day treatment programs and both open and secured residential treatment centers in 11 states. These services were provided directly or through the Company's management contract with Helicon, Incorporated ("Helicon"), a Section 501(c)(3) not-for-profit corporation. Revenues under these contracts are recognized as services are rendered. The Company's non-residential programs, which historically have generated higher operating margins than the Company's residential facilities, generally receive revenues based on per diem rates. The Company's residential facilities generally receive revenues under either fixed fee contracts, at per diem rates or on a cost reimbursed basis.

The Company receives management fee income from Helicon for consulting, management and marketing services rendered pursuant to a Consulting and Marketing Agreement, effective as of August 1992, by and between Helicon and the Company (the "Helicon agreement"). As of December 31, 1997, the Company was providing consulting, management and marketing services to Helicon at 12 programs. In addition, Helicon also leases three facilities owned by the Company to operate its programs. Pursuant to the Helicon Agreement, which expires September 1, 1999, the Company is entitled to receive for these services management fee income in an amount equal to 6% of the monthly gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. During the periods reported herein, the Company recognized all of the management fee income to which it was entitled. However, for certain periods prior to fiscal 1997, the Company did not recognize all of the management fee income to which it was entitled due to the inability of Helicon to pay these amounts. There can be no assurance that the Company will recognize all of the management fee income due under the agreement in the future. As of December 31, 1997, unpaid management fees, lease payments and advances, plus interest, due the Company from Helicon totaled approximately $7,194,000. Based on the current level of operations being maintained by Helicon, the Company does not anticipate collecting any of this amount. The Company has fully reserved this amount, and future payments received from Helicon on this amount, if any, will be recognized by the Company on the cash basis. During the quarter ended December 31, 1997, the Company received a one time payment of $217,000 from Helicon in payment of previously reserved amounts due for management fees. This receipt is reflected in other income for the quarter. The Company has also guaranteed Helicon's obligations under a bank line of credit in the amount of $1,000,000. As of December 31, 1997, $33,000 was outstanding under this line of credit. See "-Liquidity and Capital Resources." The Company also receives management fee income from services provided to other health care providers for management of behavioral units or facilities pursuant to contracts.

Employee compensation and benefits include facility and program payrolls and related taxes, as well as employee benefits, including insurance and worker's compensation coverage. Employee compensation and benefits also includes general and administrative payroll and related benefit costs.

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

The Company's effective tax rate for the three and six month periods ended December 31, 1996 is less than the statutory tax rate primarily because of the utilization of tax net operating loss carryforwards for which no tax benefit had been recognized prior to the quarterly period ended December 31, 1996. At June 30, 1997, the Company's prior fiscal and tax year end, the Company had net operating loss carryforwards of $2,112,000, utilization of which is subject to annual limitations pursuant to the provisions of Internal Revenue Code Section 382.

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

During the three month period ended December 31, 1997, the Company opened the following programs:

     - A 96 bed secure residential facility for juvenile offenders in Bexar County, Texas;

     - An alternative education program for approximately 100 children in Tarrant County, Texas; and

     -    A 75 chair special education program in Ontario, California.


Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to the Company's total revenues of certain items in the Company's statements of income:


                                                 Three Months Ended              Six Months Ended
                                                     December 31,                   December 31,
                                               ------------------------------------------------------
                                                1997            1996            1997            1996
                                               ------------------------------------------------------
Operating revenues                               97.5%           96.3%           97.2%           95.8%
Management fee income                             2.5             3.7             2.8             4.2
                                               ------          ------          ------          ------
      TOTAL REVENUES                            100.0           100.0           100.0           100.0
                                               ------          ------          ------          ------
Employee compensation and benefits               59.7            60.7            60.5            62.5
Purchased services and other expenses            28.5            20.3            29.5            20.7
Depreciation and amortization                     2.2             2.8             2.3             3.0
Related party rent                                0.1             0.3             0.1             0.3
                                               ------          ------          ------          ------
      TOTAL OPERATING EXPENSES                   90.5            84.1            92.4            86.5
                                               ------          ------          ------          ------
Income from operations                            9.5            15.9             7.6            13.5
Other (income) expense:
      Interest expense                            1.0             0.1             1.1             1.4
      Interest income                            (0.7)           (3.3)           (0.8)           (3.1)
      Other income                               (0.9)           (0.0)           (0.4)           (0.0)
Provision for income taxes                        3.9           (15.4)            3.0            (7.4)
Extraordinary item, net of income tax            --               4.2            --               2.3
                                               ------          ------          ------          ------
      NET INCOME                                  6.2%           30.3%            4.7%           20.3%
                                               ======          ======          ======          ======




Three Months Ended December 31, 1997 versus December 31, 1996

Operating revenues for the three months ended December 31, 1997 increased $14,387,000 or 183.1%, to $22,245,000 as compared to $7,858,000 for the three months ended December 31, 1996. Approximately $12,300,000 of the increase in operating revenues is attributable to the Vendell acquisition. The increase is also due to increased utilization in certain programs, other acquisitions and the opening of new programs during the current and preceding three quarters.

Management fee income increased $262,000 for the three months ended December 31, 1997 to $568,000 from $306,000 for the three month period ended December 31, 1996. Management fee income recognized under the Helicon Agreement for the three months ended December 31, 1997 increased $15,000 to $321,000 from $306,000 for the three months ended December 31, 1996. Other management fee income, attributable to the Vendell acquisition, accounted for the remainder of the increase.

Total revenues for the three months ended December 31, 1997 increased $14,649,000, or 179.4%, to $22,813,000 as compared to $8,164,000 for the three months ended December 31, 1996 as a result of the factors described above.

Employee compensation and benefits for the three months ended December 31, 1997 increased $8,661,000, or 174.8%, to $13,616,000, as compared to $4,955,000 for the three months ended December 31, 1996. As a percentage of total revenues, employee compensation and benefits decreased from 60.7% for the three months ended December 31, 1996 to 59.7% for the three months ended December 31, 1997. The increase in employee compensation and benefits over the same period in the prior year results primarily from the Company's growth, including the Vendell acquisition. The decrease in employee compensation and benefits as a percent of revenue over the same period in the prior year results primarily from the effect of the Vendell acquisition.

Purchased services and other expenses for the three months ended December 31, 1997 increased $4,850,000, or 292.5%, to $6,508,000, as compared to $1,658,000 for the three months ended December 31, 1996. As a percentage of total revenues, purchased services and other expenses increased to 28.5% for the three months ended December 31, 1997 from 20.3% for the three months ended December 31, 1996. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth, including the Vendell acquisition. The increase in purchased services and other expenses as a percent of revenue over the same period in the prior year results primarily from the effect of the Vendell acquisition.

Depreciation and amortization for the three months ended December 31, 1997 increased $278,000, or 121.4%, to $507,000 as compared to $229,000 for the three months ended December 31, 1996. The increase in depreciation and amortization compared to the same period in the prior year is attributable to the Company's growth, including the Vendell acquisition.

Income from operations for the three months ended December 31, 1997 increased $860,000, or 66.4%, to $2,156,000 as compared to $1,296,000 for the three months ended December 31, 1996, and decreased as a percentage of total revenues to 9.5% for the three months ended December 31, 1997 from 15.9% for the three months ended December 31, 1996 as a result of the factors described above.

Interest expense for the three months ended December 31, 1997 increased $215,000 to $227,000 as compared to $12,000 for the three months ended December 31, 1996. The increase in interest expense over the same period in the prior year is attributed principally to debt incurred as part of the Vendell acquisition.

Interest income decreased $115,000 to $157,000 for the three months ended December 31, 1997 as compared to $272,000 for the three months ended December 31, 1996. The decrease in interest income over the same period in the prior year is attributable primarily to the decrease in cash available for investment as a result of the June 1997 Vendell acquisition.

Other income for the three months ended December 31, 1997 increased to $217,000 from $3,000 for the three months ended December 31, 1996. Other income for the fiscal 1998 period is the result of a one time payment by Helicon of management fees for which a reserve had previously been established. Helicon was able to make this payment due to the receipt of one time settlement.

Provision for income tax expense for the three months ended December 31, 1997 increased $2,152,000 to $898,000 from $(1,254,000) for the three months ended December 31, 1996. The increase in provision for income tax expense compared to the same period in the prior year results both from the increase in the Company's taxable income and an increase in the Company's effective tax rate due to the reversal, during the period ended December 31, 1996, of a portion of the valuation allowance against the Company's deferred tax assets.

Effective December 31, 1997, the Company adopted SFAS No. 128, Earnings per Share. Pursuant to this adoption, the Company has restated earnings per share for all prior periods.

Six Months Ended December 31, 1997 versus December 31, 1996

Operating revenues for the six months ended December 31, 1997 increased $27,955,000 or 199.7%, to $41,951,000 as compared to $13,996,000 for the six months ended December 31, 1996. Approximately $23,600,000 of the increase in operating revenues is attributable to the Vendell acquisition. The increase is also due to increased utilization in certain programs along with the opening of new programs during the current and preceding three quarters.

Management fee income increased $613,000 for the six months ended December 31, 1997 to $1,229,000 from $616,000 for the six month period ended December 31, 1996. Management fee income recognized under the Helicon Agreement for the six months ended December 31, 1997 increased $27,000 to $643,000 from $616,000 for the six months ended December 31, 1996. Other management fee income, attributable to the Vendell acquisition, accounted for the remainder of the increase.

Total revenues for the six months ended December 31, 1997 increased $28,568,000, or 195.5%, to $43,180,000 as compared to $14,612,000 for the six months ended December 31, 1996 as a result of the factors described above.

Employee compensation and benefits for the six months ended December 31, 1997 increased $17,015,000, or 186.4%, to $26,145,000, as compared to $9,130,000 for the six months ended December 31, 1996. As a percentage of total revenues, employee compensation and benefits decreased from 62.5% for the six months ended December 31, 1996 to 60.5% for the six months ended December 31, 1997. The increase in employee compensation and benefits over the same period in the prior year results primarily from the Company's growth, including the Vendell acquisition. The decrease in employee compensation and benefits as a percent of revenue over the same period in the prior year results primarily from the effect of the Vendell acquisition.

Purchased services and other expenses for the six months ended December 31, 1997 increased $9,697,000, or 321.2%, to $12,716,000, as compared to $3,019,000 for the six months ended December 31, 1996. As a percentage of total revenues, purchased services and other expenses increased to 29.5% for the six months ended December 31, 1997 from 20.7% for the six months ended December 31, 1996. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth, including the Vendell acquisition. The increase in purchased services and other expenses as a percent of revenue over the same period in the prior year results primarily from the effect of the Vendell acquisition.

Depreciation and amortization for the six months ended December 31, 1997 increased $545,000, or 124.4%, to $983,000 as compared to $438,000 for the six months ended December 31, 1996. The increase in depreciation and amortization compared to the same period in the prior year is attributable to the Company's growth, including the Vendell acquisition.

Income from operations for the six months ended December 31, 1997 increased $1,311,000, or 66.4%, to $3,285,000 as compared to $1,974,000 for the six months ended December 31, 1996, and decreased as a percentage of total revenues to 7.6% for the six months ended December 31, 1997 from 13.5% for the six months ended December 31, 1996, as a result of the factors described above.

Interest expense for the six months ended December 31, 1997 increased $275,000, or 130.3%, to $486,000 as compared to $211,000 for the six months ended December 31, 1996. The increase in interest expense over the same period in the prior year is attributed principally to debt incurred as part of the Vendell acquisition, offset by the Company's previous long-term debt, the prepayment of which was made on October 1, 1996, and the related elimination of deferred loan cost amortization.

Interest income decreased $120,000 to $333,000 for the six months ended December 31, 1997 as compared to $453,000 for the six months ended December 31, 1996. The decrease in interest income over the same period in the prior year is attributable primarily to the decrease in cash available for investment as a result of the June 1997 Vendell acquisition.

Provision for income tax expense for the six months ended December 31, 1997 increased $2,383,000 to $1,306,000 from a benefit of $1,077,000 for the six months ended December 31, 1996. The increase in provision for income tax expense compared to the same period in the prior year results both from the increase in the Company's taxable income and an increase in the Company's effective tax rate due to the reversal, during the period ended December 31, 1996, of a portion of the valuation allowance against the Company's deferred tax assets.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended December 31, 1997 was $860,000 on net income of $2,043,000 as compared to cash used of $36,000 on net income of $2,963,000 for the six months ended December 31, 1996. Working capital at December 31, 1997 was $25,984,000, as compared to $23,952,000 at June 30, 1997, and the current ratio at December 31, 1997 was 4.8:1, as compared to 4.1:1 at June 30, 1997.

Cash used by investing activities was $1,711,000 for the six months ended December 31, 1997 as compared to $633,000 for the six months ended December 31, 1996, due primarily to an increase in cash outlays for the purchase of property and equipment and for the additional cash payment related to the Vendell acquisition. Cash of $17,209,000 was provided by financing activities for the six months ended December 31, 1996, due primarily to the receipt of net proceeds of $23,359,000 from the issuance of shares of the Company's Common Stock in the public offering completed in August 1996, and the subsequent repayment of outstanding debt with a portion of the proceeds. Cash of $39,000 was provided by financing activities for the six months ended December 31, 1997.

The Company has a loan and security agreement with First American National Bank ("FANB"), the term of which extends through November 1, 1999. Under the terms of this agreement, FANB has made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $13,000,000. The credit facility bears interest at either (i) the one, two or three month LIBOR rate plus an applicable margin, which ranges between 1.35% and 2.10% and is dependent on the ratio of funded debt to operating earnings or (ii) FANB's index rate, at the Company's option. The line of credit is secured primarily by the Company's accounts receivable and equipment. At December 31, 1997, the outstanding balance under the line of credit was $11,450,000.

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

Helicon has also entered into a $1 million line of credit with FANB. As a condition to this line of credit, the Company agreed to guarantee Helicon's performance under such line of credit. At December 31, 1997, there was $33,000 outstanding under Helicon's line of credit.

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

Current obligations, typically due within thirty days or less, are expected to be funded with cash flows from operations and borrowings under the Company's line of credit. Management believes that funds from operations, remaining proceeds from the August 1996 public offering, and amounts available under its line of credit will provide sufficient cash flow for the foreseeable future.

Inflation

Inflation has not had a significant impact on the Company's results of operation since inception. Certain of the Company's existing contracts provide for annual price increases based upon changes in the Consumer Price Index.

Impact of Accounting Changes

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting of Comprehensive Income which establishes the standards for the reporting and display of comprehensive income and its components. This Statement requires that all items that are income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not expect the effect of adoption of SFAS No. 130 to materially change the disclosures currently being provided.

In June 1997 the FSAB also issued SFAS No. 131, "Disclosure about segments of an Enterprise and Related Information," which changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. This Statement is effective for financial statements for fiscal years beginning after December 13, 1997. The adoption of the statement will affect only disclosures provided and will have no impact on the Company's consolidated balance sheets or results of operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This information called for by Item 3 is not required for the fiscal quarter ended December 31, 1997 as the Company's market capitalization was less than $2.5 billion as of January 28, 1997.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company was held on November 12, 1997. At the meeting, the following directors, comprising all of the directors, were elected: William J Ballard, Amy S. Harrison, Martha A. Petrey Ph.D., Thomas B. Clark, Joseph A. Fernandez, Ed.D and David L. Warnock. As to each director, votes were cast as follows: For- 6,160,430; Against-none; Abstain-129,492. The shareholders approved the Company's 1997 Stock Incentive Plan by the following vote: For-3,766,669; Against-1,510,282; Abstain-5,280. There were 1,007,691 broker non-votes on this matter. The shareholders ratified the selection of Ernst & Young as the Company's independent auditors for the 1998 fiscal year by the following vote: For-6,284,755; Against-3,162; Abstain-2,005. There were no other matters which were submitted for a vote of security holders during the quarter.


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

                                      CHILDREN'S COMPREHENSIVE SERVICES, INC.
                                      ------------------------------------------
                                              (Registrant)



Date: February 16, 1998               /s/  WILLIAM J BALLARD
                                      ------------------------------------------
                                           William J Ballard
                                           Chairman and Chief Executive Officer



Date: February 16, 1998               /s/  DONALD B. WHITFIELD
                                      ------------------------------------------
                                           Donald B. Whitfield
                                           Vice President of Finance, Chief
                                           Financial Officer (Principal
                                           Financial and Accounting Officer)

                                  Exhibit Index

Exhibit No.

         11       Computation of Per Share Earnings
         27       Financial Data Schedule (SEC use only)

---------------