Form 10-Q
period 1998-03-31
CHILDRENS COMPREHENSIVE SERVICES INC
filed 1998-05-15
CIK 816247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

   (MARK ONE)
       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------     -------------

                         Commission File Number 0-16162

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Tennessee                                               62-1240866
------------------------------                            ----------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                            Identification Number)

3401 West End Ave., Suite 500, Nashville, Tennessee                   37203
---------------------------------------------------        ---------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:     (615) 383-0376
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

Common Stock, $ .01 Par Value, outstanding at May 11, 1998 - 8,035,298 shares.
------------------------------------------------------------------------------

                                      INDEX

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets --March 31, 1998
           and June 30, 1997...............................................................................3

           Consolidated Statements of Income --
           Three and nine month periods ended March 31, 1998 and 1997......................................5

           Consolidated Statements of Cash Flows --
           Nine months ended March 31, 1998 and 1997.......................................................6

           Notes to Consolidated Financial Statements --
           March 31, 1998..................................................................................8

Item 2.    Management's Discussion and
           Analysis of Financial Condition and Results
           of Operations..................................................................................10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................18

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...............................................................19



SIGNATURES................................................................................................20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                      March 31,         June 30,
(dollars in thousands)                                                  1998              1997
                                                                      --------          --------
ASSETS

CURRENT ASSETS

         Cash and cash equivalents                                    $ 17,951          $ 13,649

         Accounts receivable, net of allowance for doubtful
         accounts of $1,796 at March 31 and $2,361 at June 30           17,715            16,252
         Prepaid expenses                                                  697               606
         Other current assets                                            2,760             1,499
                                                                      --------          --------
TOTAL CURRENT ASSETS                                                    39,123            32,006
PROPERTY AND EQUIPMENT, net of
         accumulated depreciation of $7,308 at March 31 and
         $5,919 at June 30                                              37,083            36,345
DEFERRED TAX ASSETS, net of valuation allowance                            614               614
COST IN EXCESS OF NET ASSETS ACQUIRED, net                               1,135               372
OTHER ASSETS AND DEFERRED CHARGES, net                                     530               431
                                                                      --------          --------
         TOTAL ASSETS                                                 $ 78,485          $ 69,768
                                                                      ========          ========

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                      March 31,         June 30,
(dollars in thousands)                                                  1998              1997
                                                                      --------          --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                $  2,555          $  1,658
      Current portion - capital leases                                      43                40
      Accrued employee compensation                                      4,421             3,062
      Income taxes payable                                               1,018               143
      Accrued other expenses                                             2,664             3,082
      Deferred revenue                                                     165               168
                                                                      --------          --------
         TOTAL CURRENT LIABILITIES                                      10,866             8,153
LONG TERM DEBT AND CAPITAL LEASE
      OBLIGATIONS                                                       11,623            11,655
OTHER LIABILITIES                                                           15               265
                                                                      --------          --------
         TOTAL LIABILITIES                                              22,504            20,073
                                                                      --------          --------
SHAREHOLDERS' EQUITY
      Preferred stock, par value $1.00 per share--
         10,000,000 shares authorized                                      -0-               -0-
      Common stock, par value $.01 per share --
         50,000,000 shares authorized; issued and outstanding
         8,028,706 shares at March 31 and 7,916,236 shares at
         June 30                                                            80                79
      Additional paid-in capital                                        57,755            56,637
      Accumulated (deficit)                                             (1,854)           (7,021)
                                                                      --------          --------
      TOTAL SHAREHOLDERS' EQUITY                                        55,981            49,695
                                                                      --------          --------
      TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY                                                     $ 78,485          $ 69,768
                                                                      ========          ========

      See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                           Three Months Ended           Nine Months Ended
                                                                                March 31,                    March 31,
                                                                          --------------------------------------------------
(In thousands, except per share amounts)                                    1998          1997          1998          1997
                                                                          --------      --------      --------      --------
Revenues:
      Operating revenues                                                  $ 24,044      $  8,405      $ 65,995      $ 22,401
      Management fee income                                                    936           621         2,755         1,734
                                                                          --------      --------      --------      --------
                                            TOTAL REVENUES                  24,980         9,026        68,750        24,135
                                                                          --------      --------      --------      --------
Operating expenses:
      Employee compensation and benefits                                    14,349         5,530        40,680        14,803
      Purchased services and other expenses                                  6,635         1,556        19,590         4,799
      Depreciation and amortization                                            564           247         1,547           685
      Related party rent                                                        25            25            76            76
                                                                          --------      --------      --------      --------
                                  TOTAL OPERATING EXPENSES                  21,573         7,358        61,893        20,363
                                                                          --------      --------      --------      --------

Income from operations                                                       3,407         1,668         6,857         3,772
Other (income) expense:
      Interest expense                                                         223            25           737           252
      Interest income                                                         (190)         (267)         (523)         (720)
      Other income                                                          (1,523)           --        (1,740)           (7)
                                                                          --------      --------      --------      --------
                         TOTAL OTHER (INCOME) EXPENSE, NET                  (1,490)         (242)       (1,526)         (475)
                                                                          --------      --------      --------      --------

Income before income taxes and extraordinary
      item                                                                   4,897         1,910         8,383         4,247
Provision (benefit) for income taxes                                         1,910           592         3,216          (525)
                                                                          --------      --------      --------      --------
Income before extraordinary item                                             2,987         1,318         5,167         4,772
Extraordinary item:
      Loss on early extinguishment of debt, net
         of income tax benefit                                                  --            --            --           377
                                                                          --------      --------      --------      --------
                                                NET INCOME                $  2,987      $  1,318      $  5,167      $  4,395
                                                                          ========      ========      ========      ========
Basic earnings per common share:
      Income before extraordinary item                                    $    .37      $    .18      $    .66      $    .70
      Extraordinary item                                                        --            --            --          (.06)
                                                                          --------      --------      --------      --------
                                                NET INCOME                $    .37      $    .18      $    .66      $    .64
                                                                          ========      ========      ========      ========

Diluted earnings per common share:
      Income before extraordinary item                                    $    .36      $    .18      $    .64      $    .68
      Extraordinary item                                                        --            --            --          (.05)
                                                                          --------      --------      --------      --------
                                                NET INCOME                $    .36      $    .18      $    .64      $    .63
                                                                          ========      ========      ========      ========

                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                   Nine Months Ended
                                                                                        March 31,
                                                                                ------------------------
(dollars in thousands)                                                            1998           1997
                                                                                ---------      ---------
OPERATING ACTIVITIES
      Net income                                                                $   5,167      $   4,395
      Adjustments to reconcile net income to net cash provided by operating activities:
         Increase in deferred tax assets                                            - 0 -         (1,630)
         Depreciation                                                               1,450            632
         Amortization                                                                  96             53
         Amortization of deferred loan costs                                           26             26
         Provision for bad debts                                                      261            (67)
         Loss on early extinguishment of debt                                       - 0 -            119
         Other                                                                      - 0 -             (7)

Changes in operating assets and liabilities:
      Accounts receivable                                                          (1,570)        (1,078)
      Prepaid expenses                                                                (45)            88
      Other current assets                                                         (1,043)          (218)
      Accounts payable                                                                861            193
      Accrued employee compensation                                                 1,292            848
      Accrued other expenses                                                          (21)           (65)
      Income taxes payable                                                            875            283
                                                                                ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           7,349          3,572
INVESTING ACTIVITIES
      Purchase of assets of Vendell Healthcare                                       (710)         - 0 -
      Purchase of assets of Chad Youth Center                                      (1,202)         - 0 -
      Purchase of property and equipment                                           (1,614)        (1,375)
      Proceeds from sale of property and equipment                                    866             12
      (Increase) in other assets                                                     (410)          (514)
                                                                                ---------      ---------
NET CASH (USED) BY INVESTING ACTIVITIES                                         $  (3,070)     $  (1,877)
                                                                                ---------      ---------

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                                   Nine Months Ended
                                                                                        March 31,
                                                                                ------------------------
(dollars in thousands)                                                            1998           1997
                                                                                ---------      ---------
FINANCING ACTIVITIES
      Principal payments on revolving lines of credit, long-
         term borrowings and capital lease obligations                         $      (30)     $  (6,206)
      Proceeds from issuance of Common Stock, net                                      63         23,415
                                                                               ----------      ---------
      NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                                                    23         17,209
                                                                               ----------      ---------
INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                                   4,302         18,904

      Cash and cash equivalents at beginning of period                             13,649          3,321
                                                                               ----------      ---------

      CASH AND CASH EQUIVALENTS AT END OF
          PERIOD                                                               $   17,951      $  22,225
                                                                               ==========      =========
SUPPLEMENTAL INFORMATION
      Income taxes paid                                                        $2,323,000      $ 587,000
      Interest paid                                                            $  698,000      $ 286,000




See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made in the consolidated financial statements for the three and nine month periods ended March 31, 1997, to conform to the presentation of the financial statements for the three and nine month periods ended March 31, 1998. Operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, the Company's prior fiscal year end.

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

The following table sets forth the computation of basic and diluted earnings per share:



                                          Three Months Ended            Nine Months Ended
                                                March 31,                     March 31,
                                       -------------------------------------------------------
                                          1998           1997           1998           1997
                                       ----------     ----------     ----------     ----------
BASIC:
Average shares outstanding              7,999,354      7,126,444      7,867,046      6,823,108
                                       ==========     ==========     ==========     ==========
Net income                             $2,987,000     $1,318,000     $5,167,000     $4,395,000
                                       ==========     ==========     ==========     ==========
Per share amount                       $      .37     $      .18     $      .66     $      .64
                                       ==========     ==========     ==========     ==========

DILUTED:
Average shares outstanding              7,999,354      7,126,444      7,867,046      6,823,108
      Net effect of dilutive stock
      options and warrants                259,692        173,262        254,493        221,627
                                       ----------     ----------     ----------     ----------
         TOTAL                          8,259,046      7,299,706      8,121,539      7,044,735
                                       ==========     ==========     ==========     ==========
Net income                             $2,987,000     $1,318,000     $5,167,000     $4,395,000
                                       ==========     ==========     ==========     ==========
Per share amount                       $      .36     $      .18     $      .64     $      .63
                                       ==========     ==========     ==========     ==========



NOTE D -- MERGER & ACQUISITION

The Company's financial statements have been restated to reflect the Company's merger with Ventures Healthcare of Gainesville, Inc. ("Ventures") effective January 1, 1998. The merger was accounted for as a pooling of interests. The Company issued 146,580 shares of common stock pursuant to the transaction. The income statement impact resulting from the restatement due to the Ventures merger is as follows:

             Period                       Revenue (000's)       Earnings (000's)
             ------                       --------------        ---------------
Three month's ended March 31, 1997            $279                   $ 51
Nine month's ended March 31, 1997             $776                   $165
Nine month's ended March 31, 1998             $590                   $137

In February 1998, the Company acquired Chad Youth Enhancement Center, a 46 bed residential treatment center for $1.2 million cash and $1.1 million in stock. This transaction has been accounted for as a purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During June 1997, the Company completed the acquisition of substantially all the assets of Vendell Healthcare, Inc., and its subsidiaries ("Vendell acquisition"). The results for the comparable fiscal 1997 periods do not include the results of this acquisition. The Company's merger with Ventures Healthcare of Gainesville, Inc. ("Ventures"), effective January 1, 1998, was accounted for as a pooling of interests. Accordingly, the Company's prior period financial statements have been restated to reflect this transaction.

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

General

As of March 31, 1998, the Company was providing education, treatment and juvenile justice services to approximately 3,200 at risk and troubled youth and 100 adults either directly or through management contracts. It currently offers these services through the operation and management of nonresidential specialized education programs and day treatment programs and both open and secured residential treatment centers in 11 states. These services are provided directly or through the Company's management contract with Helicon, Incorporated ("Helicon"), a Section 501(c)(3) not-for-profit corporation. Revenues under these contracts are recognized as services are rendered. The Company's non-residential programs, which historically have generated higher operating margins than the Company's residential facilities, generally receive revenues based on per diem rates. The Company's residential facilities generally receive revenues under either fixed fee contracts, at per diem rates or on a cost reimbursed basis.

The Company receives management fee income from Helicon for consulting, management and marketing services rendered pursuant to a Consulting and Marketing Agreement, effective as of August 1992, by and between Helicon and the Company (the "Helicon Agreement"). As of March 31, 1998, the Company was providing consulting, management and marketing services to Helicon at 12 programs. In addition, Helicon also leases three facilities owned by the Company to operate its programs. Pursuant to the Helicon Agreement, which expires September 1, 1999, the Company is entitled to receive for these services management fee income in an amount equal to 6% of the monthly gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. During the periods reported herein, the Company recognized all of the management fee income to which it was entitled. However, for certain periods prior to fiscal 1997, the Company did not recognize all of the management fee income to which it was entitled due to the inability of Helicon to pay these amounts, and there can be no assurance that the Company will recognize all of the management fee income due under the Helicon Agreement in the future. As of March 31, 1998, unpaid management fees, lease payments and advances, plus interest, due the Company from Helicon totaled approximately $7,320,000. Based on the current level of operations being maintained by Helicon, the Company does not anticipate collecting any of this amount. The Company has fully reserved this amount, and future payments received from Helicon on this amount, if any, will be recognized by the Company on the cash basis. The Company has also guaranteed Helicon's obligations under a bank line of credit in the amount of $1,000,000. As of March 31, 1998, there was no balance outstanding under this line of credit. See "-Liquidity and Capital Resources." The Company also receives management fee income from services provided to other health care providers for management of behavioral units or facilities pursuant to contracts.

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

The Company's effective tax rate for the three and nine month periods ended March 31, 1997 is less than the statutory tax rate primarily because of the utilization of tax net operating loss carryforwards for which no tax benefit had been recognized prior to the quarterly period ended December 31, 1996. At June 30, 1997, the Company's prior fiscal and tax year end, the Company had net operating loss carryforwards of $2,112,000, utilization of which is subject to annual limitations pursuant to the provisions of Internal Revenue Code Section 382.

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

During the three month period ended March 31, 1998, the Company:

     - Acquired a management services company providing contract services in Florida and Arkansas;
     - Acquired a 46 bed residential treatment center in Ashland City, Tennessee;
     - Opened a 24 chair special education program in Chula Vista, California; and
     - Exchanged the Company's Houston, Texas facility for a similar facility in Longview, Texas plus cash.


Results of  Operations

The following table sets forth, for the periods indicated, the percentage relationship to the Company's total revenues of certain items in the Company's statements of income:


                                            Three Months Ended         Nine Months Ended
                                                  March 31,                  March 31,
                                            -------------------------------- ------------
                                             1998         1997         1998         1997
                                            ------       ------       ------       ------
Operating revenues                            96.3%        93.1%        96.0%        92.8%
Management fee income                          3.7          6.9          4.0          7.2
                                            ------       ------       ------       ------
         TOTAL REVENUES                      100.0        100.0        100.0        100.0
                                            ------       ------       ------       ------
Employee compensation and benefits            57.4         61.3         59.2         61.3
Purchased services and other expenses         26.6         17.2         28.5         19.9
Depreciation and amortization                  2.3          2.7          2.2          2.9
Related party rent                             0.1          0.3          0.1          0.3
                                            ------       ------       ------       ------
      TOTAL OPERATING EXPENSES                86.4         81.5         90.0         84.4
                                            ------       ------       ------       ------
Income from operations                        13.6         18.5         10.0         15.6
Other (income) expense:
      Interest expense                         0.9          0.3          1.1          1.0
      Interest income                         (0.8)        (3.0)        (0.8)        (3.0)
      Other income                            (6.1)        (0.0)        (2.5)        (0.0)
Provision for income taxes                     7.6          6.6          4.7         (2.2)
Extraordinary item, net of income tax           --           --           --          1.6
                                            ------       ------       ------       ------

      NET INCOME                              12.0%        14.6%         7.5%        18.2%
                                            ======       ======       ======       ======




Three Months Ended March 31, 1998 versus March 31, 1997

Operating revenues for the three months ended March 31, 1998 increased $15,639,000 or 186.1%, to $24,044,000 as compared to $8,405,000 for the three months ended March 31, 1997.

Approximately $13,000,000 of the increase in operating revenues is attributable to the Vendell acquisition. The increase is also due to increased utilization in certain programs, other acquisitions and the opening of new programs during the current and preceding three quarters.

Management fee income increased $315,000 for the three months ended March 31, 1998 to $936,000 from $621,000 for the three month period ended March 31, 1997. Management fee income recognized under the Helicon Agreement for the three months ended March 31, 1998 decreased $13,000 to $329,000 from $342,000 for the three months ended March 31, 1997. Other management fee income, attributable to the Vendell and Ventures transactions, accounted for the increase.

Total revenues for the three months ended March 31, 1998 increased $15,954,000, or 176.8%, to $24,980,000 as compared to $9,026,000 for the three months ended March 31, 1997 as a result of the factors described above.

Employee compensation and benefits for the three months ended March 31, 1998 increased $8,819,000, or 159.5%, to $14,349,000, as compared to $5,530,000 for the three months ended March 31, 1997. As a percentage of total revenues, employee compensation and benefits decreased from 61.3% for the three months ended March 31, 1997 to 57.4% for the three months ended March 31, 1998. The increase in employee compensation and benefits over the same period in the prior year results primarily from the Company's growth, including the Vendell acquisition. The decrease in employee compensation and benefits as a percent of revenue over the same period in the prior year results primarily from the effect of the Vendell acquisition.

Purchased services and other expenses for the three months ended March 31, 1998 increased $5,079,000, or 326.4%, to $6,635,000, as compared to $1,556,000 for the three months ended March 31, 1997. As a percentage of total revenues, purchased services and other expenses increased to 26.6% for the three months ended March 31, 1998 from 17.2% for the three months ended March 31, 1997. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth, including the Vendell acquisition. The increase in purchased services and other expenses as a percent of revenue over the same period in the prior year results primarily from the effect of the Vendell acquisition.

Depreciation and amortization for the three months ended March 31, 1998 increased $317,000, or 128.3%, to $564,000 as compared to $247,000 for the three months ended March 31, 1997. The increase in depreciation and amortization compared to the same period in the prior year is attributable to the Company's growth, including the Vendell acquisition.

Income from operations for the three months ended March 31, 1998 increased $1,739,000, or 104.3%, to $3,407,000 as compared to $1,668,000 for the three months ended March 31, 1997, and decreased as a percentage of total revenues to 13.6% for the three months ended March 31, 1998 from 18.5% for the three months ended March 31, 1997 as a result of the factors described above.

Interest expense for the three months ended March 31, 1998 increased $198,000 to $223,000 as compared to $25,000 for the three months ended March 31, 1997. The increase in interest expense over the same period in the prior year is attributed principally to debt incurred as part of the Vendell acquisition.

Interest income decreased $77,000 to $190,000 for the three months ended March 31, 1998 as compared to $267,000 for the three months ended March 31, 1997. The decrease in interest income over the same period in the prior year is attributable primarily to the decrease in cash available for investment as a result of the June 1997 Vendell acquisition.

Other income for the three months ended March 31, 1998 was $1,523,000 consisting primarily of a $1,530,000 gain on the exchange of the Company's Houston, Texas facility for a facility in Longview, Texas plus $3,000,000 cash. A portion of the cash received reduced the Company's basis in the Longview facility.

Provision for income tax expense for the three months ended March 31, 1998 increased $1,318,000 to $1,910,000 from $592,000 for the three months ended March 31, 1997. The increase in provision for income tax expense compared to the same period in the prior year results from both the increase in the Company's taxable income and the increase in the Company's effective tax rate.

Effective December 31, 1997, the Company adopted SFAS No. 128, Earnings per Share. Pursuant to this adoption, the Company has restated earnings per share for all prior periods.


Nine Months Ended March 31, 1998 versus March 31, 1997

Operating revenues for the nine months ended March 31, 1998 increased $43,594,000 or 194.6%, to $65,995,000 as compared to $22,401,000 for the nine months ended March 31, 1997. Approximately $36,600,000 of the increase in operating revenues is attributable to the Vendell acquisition. The increase is also due to increased utilization in certain programs along with the opening of new programs and other acquisitions made during the current and preceding three quarters.

Management fee income increased $1,021,000 for the nine months ended March 31, 1998 to $2,755,000 from $1,734,000 for the nine month period ended March 31, 1997. Management fee income recognized under the Helicon Agreement for the nine months ended March 31, 1998 increased $15,000 to $973,000 from $958,000 for the nine months ended March 31, 1997. Other management fee income, attributable to the Vendell and Ventures acquisitions, accounted for the remainder of the increase.

Total revenues for the nine months ended March 31, 1998 increased $44,615,000, or 184.9%, to $68,750,000 as compared to $24,135,000 for the nine months ended March 31, 1997 as a result of the factors described above.

Employee compensation and benefits for the nine months ended March 31, 1998 increased $25,877,000, or 174.8%, to $40,680,000, as compared to $14,803,000 for the nine months ended

March 31, 1997. As a percentage of total revenues, employee compensation and benefits decreased from 61.3% for the nine months ended March 31, 1997 to 59.2% for the nine months ended March 31, 1998. The increase in employee compensation and benefits over the same period in the prior year results primarily from the Company's growth, including the Vendell acquisition. The decrease in employee compensation and benefits as a percent of revenue over the same period in the prior year results primarily from the effect of the Vendell acquisition.

Purchased services and other expenses for the nine months ended March 31, 1998 increased $14,791,000, or 308.2%, to $19,590,000, as compared to $4,799,000 for the nine months ended March 31, 1997. As a percentage of total revenues, purchased services and other expenses increased to 28.5% for the nine months ended March 31, 1998 from 19.9% for the nine months ended March 31, 1997. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth, including the Vendell acquisition. The increase in purchased services and other expenses as a percent of revenue over the same period in the prior year results primarily from the effect of the Vendell acquisition.

Depreciation and amortization for the nine months ended March 31, 1998 increased $862,000, or 125.8%, to $1,547,000 as compared to $685,000 for the nine months ended March 31, 1997. The increase in depreciation and amortization compared to the same period in the prior year is attributable to the Company's growth, including the Vendell acquisition.

Income from operations for the nine months ended March 31, 1998 increased $3,085,000, or 81.8%, to $6,857,000 as compared to $3,772,000 for the nine months ended March 31, 1997, and decreased as a percentage of total revenues to 10.0% for the nine months ended March 31, 1998 from 15.6% for the nine months ended March 31, 1997, as a result of the factors described above.

Interest expense for the nine months ended March 31, 1998 increased $485,000, or 192.5%, to $737,000 as compared to $252,000 for the nine months ended March 31, 1997. The increase in interest expense over the same period in the prior year is attributed principally to debt incurred as part of the Vendell acquisition, offset by the Company's previous long-term debt, the prepayment of which was made on October 1, 1996, and the related elimination of deferred loan cost amortization.

Interest income decreased $197,000 to $523,000 for the nine months ended March 31, 1998 as compared to $720,000 for the nine months ended March 31, 1997. The decrease in interest income over the same period in the prior year is attributable primarily to the decrease in cash available for investment as a result of the June 1997 Vendell acquisition.

Other income for the nine months ended March 31, 1998 was $1,740,000 versus $7,000 for the nine months ended March 31, 1997. Other income for the fiscal 1998 period is primarily the result of a $1,530,000 gain on the exchange of the Company's Houston, Texas facility for a facility in Longview, Texas plus $3,000,000 cash combined with a one time payment by Helicon of management fees for which a reserve had previously been established.

Provision for income tax expense for the nine months ended March 31, 1998 increased $3,741,000 to $3,216,000 from a benefit of $525,000 for the nine months ended March 31, 1997. The increase in provision for income tax expense compared to the same period in the prior year results both from the increase in the Company's taxable income and an increase in the Company's effective tax rate due to the reversal, during the period ended December 31, 1996, of a portion of the valuation allowance against the Company's deferred tax assets.


Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended March 31, 1998 was $7,349,000 on net income of $5,167,000 as compared to cash provided of $3,572,000 on net income of $4,395,000 for the nine months ended March 31, 1997. Working capital at March 31, 1998 was $28,257,000, as compared to $23,853,000 at June 30, 1997, and the current ratio at March 31, 1998 was 3.6:1, as compared to 3.9:1 at June 30, 1997.

Cash used by investing activities was $3,070,000 for the nine months ended March 31, 1998 as compared to $1,877,000 for the nine months ended March 31, 1997, due primarily to (I) an increase in cash outlays for the purchase of property and equipment,(ii) the Chad Youth Enhancement Center acquisition and (iii) for the additional cash payment related to the Vendell acquisition, offset by funds received in the exchange of Texas facilities.

Cash of $17,209,000 was provided by financing activities for the nine months ended March 31, 1997, due primarily to the receipt of net proceeds of $23,359,000 from the issuance of shares of the Company's Common Stock in the public offering completed in August 1996, and the subsequent repayment of outstanding debt with a portion of the proceeds. Cash of $23,000 was provided by financing activities for the nine months ended March 31, 1998.

The Company has a loan and security agreement with First American National Bank ("FANB"), the term of which extends through November 1, 1999. Under the terms of this agreement, FANB has made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $13,000,000. The credit facility bears interest at either (i) the one, two or three month LIBOR rate plus an applicable margin, which ranges between 1.35% and 2.10% and is dependent on the ratio of funded debt to operating earnings or (ii) FANB's index rate, at the Company's option. The line of credit is secured primarily by the Company's accounts receivable and equipment. At March 31, 1998, the outstanding balance under the line of credit was $11,450,000.

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

Helicon has also entered into a $1 million line of credit with FANB. As a condition to this line of credit, the Company agreed to guarantee Helicon's performance under such line of credit. At March 31, 1998, there was no outstanding amount under Helicon's line of credit.

Capital expenditures during the remainder of fiscal 1998 and fiscal 1999 are expected to include the replacement of existing capital assets as necessary, as well as the costs associated with the opening of new programs and facilities, including the possible purchase of certain real estate and improvements. The Company also may consider other possible strategic acquisitions, including acquisitions of existing programs and other companies engaged in youth services or related businesses.

The Company has substantially completed an initial assessment of its internal systems' exposure to the Year 2000 ("Y2K") computer issue. At this time, the Company believes that its main systems are Year 2000 compliant. Some of the Company's non-critical systems as well as individual computers and associated software are not currently Year 2000 compliant. The Company believes that the cost of replacing such systemsor making such systems compliant will not materially increase the Company's expected capital.Efforts to identify and address all Y2K issues are continuing. The Company has business relationships with a number of third party payors, including governmental entities, and is unaware of these parties' Y2K compliance status. Should these entities experience problems due to Y2K issues, there could be a material adverse effect on the Company's operations and financial condition. Furthermore, if the Company's Y2K issues are not solved, or if there are unforeseen problems, then there could be a material impact on the Company's financial condition and/or operations.

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

Impact of Accounting Changes

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting of Comprehensive Income", which establishes the standards for the reporting and display of comprehensive income and its components. This Statement requires that all items that are income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not expect the effect of adoption of SFAS No. 130 to materially change the disclosures currently being provided.

In June 1997 the FASB also issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. This Statement is effective for financial statements for fiscal years beginning after December 31, 1997. The adoption of the statement will affect only disclosures provided and will have no impact on the Company's consolidated balance sheets or results of operations.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This information called for by Item 3 is not required for the fiscal quarter ended March 31, 1998 as the Company's market capitalization was less than $2.5 billion as of January 28, 1997.

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

                                      CHILDREN'S COMPREHENSIVE SERVICES, INC.
                                               (Registrant)



Date:    May 14, 1998                 /s/  WILLIAM J BALLARD
                                      ----------------------
                                            William J Ballard
                                            Chairman and Chief Executive Officer



Date:    May 14, 1998                 /s/  DONALD B. WHITFIELD
                                      ------------------------
                                           Donald B. Whitfield
                                           Vice President of Finance, Chief
                                           Financial Officer (Principal
                                           Financial and Accounting Officer)

                                  Exhibit Index

Exhibit No.

    27       Financial Data Schedule (SEC use only)

---------------