Form 10-K405
period 1998-06-30
CHILDRENS COMPREHENSIVE SERVICES INC
filed 1998-09-28
CIK 816247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(MARK ONE)                         FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED JUNE 30, 1998 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM          TO
                                     --------    ----------

                         COMMISSION FILE NUMBER 0-16162

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Tennessee                                              62-1240866
---------------------------------                         ----------------------
 (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                         Identification Number)

3401 West End Ave. Nashville, Tennessee                            37203
---------------------------------------                            -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code    (615) 383-0376
                                                    -------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $ .01
--------------------------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of voting and non-voting stock held by non-affiliates of the Company as of September 17, 1998 was $37,637,696 and $-0-, respectively.

The number of shares outstanding of the issuer's common stock, par value $ .01 per share, as of September 17, 1998 was 7,340,608.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders to be held November 11, 1998 are incorporated by reference into Part III of this Form 10-K. Index to Exhibits is Found on Sequentially Numbered Page 68

                                     PART I
                                ITEM 1. BUSINESS

GENERAL

         Children's Comprehensive Services, Inc., a Tennessee corporation formed in 1985, and subsidiaries (the "Company") is one of the largest for-profit providers of education, treatment and juvenile justice services for at risk and troubled youth in the United States. The Company's programs include a comprehensive continuum of services provided in both residential and non-residential settings for youth who have severe psychiatric disorders or who are emotionally disturbed, behaviorally disordered, developmentally delayed, learning disabled, medically fragile or autistic. The Company also provides a limited range of adult behavioral services at certain of its locations in response to community demand. The Company provides its services at facilities located in Alabama, Arkansas, California, Florida, Kentucky, Louisiana, Michigan, Montana, Tennessee, Texas and Utah. As of June 30, 1998, the Company was providing education, treatment and juvenile justice services, either directly or through its management contract with Helicon Incorporated ("Helicon"), to over 2,900 youth and 100 adults. In addition, the Company provides management services to Community Mental Health Centers, behavioral units in medical facilities and third parties.

RECENT DEVELOPMENTS

         On August 3, 1998, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of the Company's Common Stock and on August 19, 1998, the Board of Directors authorized the repurchase of up to 500,000 additional shares of the Company's Common Stock. As of September 17, 1998, 700,000 shares of the Company's Common Stock had been repurchased.

         In August 1998, the Company began providing management services to a 16 bed residential treatment facility in El Paso, Texas. Expansion of this facility to 40 beds is expected to be completed during the second quarter of fiscal 1999.

         The Company has signed a management contract for a 24 bed residential treatment facility in Hawaii. In addition, the Company has signed contracts with three school districts in Kentucky to provide an alternative school. Both of these programs are expected to be operational in the second quarter of fiscal 1999.

         In September 1998, the Company announced its acquisition of Ameris Health Systems ("Ameris") for net consideration of approximately $12.5 million in cash. Ameris, through its wholly owned subsidiary, American Clinical Schools, Inc., operates residential juvenile sex offender programs in Tennessee and Alabama with an aggregate capacity of 168 licensed beds. In addition, Ameris has 60 beds under development in Pennsylvania, a state in which CCS has not previously operated.

THE MARKET FOR THE COMPANY'S SERVICES

         The Company believes the market for its services for at risk and troubled youth is large and growing. The population of at risk and troubled youth ranges from youth who have been abused and neglected to those who are seriously emotionally disturbed. At one end of the spectrum are at risk youth. These are youth who are not functioning well in school or at home, exhibit such behavior as aggressive noncompliance with parents and authority figures, chronic truancy, fighting, running away and alcohol or drug abuse. Children classified as requiring special education services comprise a large subset of the at-risk youth population. Of the 5.8 million children in special education programs during the 1996-97 school year, 2.7 million were diagnosed as having specific learning disabilities and over 447,000 were considered seriously emotionally disturbed. At the other end of the spectrum are troubled youth. These are youth who have committed serious and/or violent crimes, such as sex offenses, robberies, assaults and drug trafficking. In 1996, there were 2.9 million arrests of juveniles under 18 years of age, accounting for 19% of all violent crime, 37% of all burglary arrests, 24% of all weapons arrests and 15% of murder and aggravated assault arrests. Juveniles were involved in 14% of all drug arrests in 1996. Between 1992 and 1996, juvenile arrests for drug abuse violations increased 120%. The Company believes that factors contributing to the high rate of youth crime include the ready availability of firearms, the prevalence of drug addiction, violence portrayed in the media and the increase in the number of single parent homes. In addition, a recent census projection stated that the juvenile population in the United States is expected to reach 74 million by the year 2010. At certain of its facilities, the Company provides adult programming and treatment in response to community demand and the need for such services. The Company also provides management services to other entities providing services to both youth and adults.

         The federal Individuals with Disabilities Education Act mandates that all children with disabilities be provided a free and appropriate education which emphasizes special education and related services designed to meet their unique needs. Governmental agencies traditionally have provided education, treatment and juvenile justice services for at risk and troubled youth either directly or through private providers of these services. The Company believes that the increasing number of youth in the United States and the increasing prevalence of juvenile crime have resulted in a growing demand for these services for at risk and troubled youth, which will make it increasingly less likely that governmental entities will be able to provide the necessary services directly. As a result, there is a growing trend throughout the United States toward privatization of education, treatment and juvenile justice services, as governments of all types face continuing pressure to control costs and improve the quality of services. Furthermore, the Company believes that, as juvenile crime and the demand for special education services for at risk and troubled youth continues to grow and receive increasing levels of attention from lawmakers and the general public, government funding for juvenile services will continue to increase. Although the number and scope of privatized services for at risk and troubled youth has increased dramatically in recent years, the Company estimates that a relatively small percentage of these services are currently privately managed. Based on the combination of the current demographic and societal factors affecting at risk and troubled youth, the Company believes that the demand for its services for these youth will continue to escalate and, increasingly, the private sector will be called upon to meet the growing demands for these services.

SERVICES PROVIDED BY THE COMPANY

         The Company, directly and through programs managed for Helicon, educates and treats at risk and troubled youth through a comprehensive continuum of services that are designed to address the specific needs of each youth and to return the youth to their schools or communities. Additionally, at certain of its facilities, the Company provides treatment services for adults. The Company's programs, ranging from non-residential family preservation programs to 24-hour secure facilities, are based predominantly on models designed to achieve behavior modification through therapy, counseling and, when necessary, pharmaceuticals. The Company's programs include computer-based educational/vocational training and comprehensive programs for behavior change, including individual, group and family counseling, social and independent living skills training, empathy development, critical thinking and problem solving, anger management, substance abuse treatment and relapse prevention. These programs are designed to increase self-control and effective problem-solving; to teach youth how to understand and consider other people's values, behaviors and feelings; to show youth how to recognize how their behavior affects other people and why others respond to them as they do; and to teach them alternative, responsible, interpersonal behaviors. Although certain youth in the Company's programs require both drug treatment and therapy, the Company's goal is to minimize or eliminate the use of drugs whenever possible over the course of its involvement with the youth. When drug treatment is appropriate, drugs are prescribed by licensed physicians and may be administered by Company personnel. The Company also provides education to medically fragile youth and pre-school autistic children. The Company believes that the breadth of its services makes the Company attractive to members of the community and a broad spectrum of payors, as well as to local, state and federal governmental agencies. As of June 30, 1998, the Company was providing services directly and through management contracts with Helicon to approximately 1,900 youth and 60 adults in its non-residential programs and 1,000 youth and 40 adults in its residential programs.

Comprehensive Continuum of Services. The Company offers a comprehensive continuum of services ranging from non-restrictive programs, such as family preservation and non-residential special education programs, to acute psychiatric programs and secure residential facilities. The Company believes its primary emphasis on education, treatment and juvenile justice, as well as consistency and flexibility in the delivery of its services, are critical to the success of its programs. Accordingly, the Company's programs are tailored to the specific needs of each locality, each client agency, each population and, most importantly, to the unique needs of each student or resident. The Company believes that this continuum of services allows it to address the specific needs of each segment of the at risk and troubled youth population and to satisfy the demands for such services by a community. Through its relationship with Helicon, the Company also is able to deliver services to governmental agencies who are required or elect to contract with not-for-profit entities for the services offered by the Company.

Non-Residential Programs. The Company's non-residential youth services programs are designed to meet the special needs of at risk and troubled youth and their families, while enabling each youth to remain in his or her home and community. As described below, non-residential services provided by the Company include behavioral day treatment programs, educational day treatment programs, alternative education programs, diversionary education programs, family preservation programs, homebound education programs and on-site education programs in emergency shelters and diagnostic centers. Adult programs provide primarily behavioral day treatment.

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

Educational Day Treatment Programs. The Company's educational day treatment programs provide specialized educational services for youth with clinically definable emotional disorders. The Company also provides educational services to medically fragile youth and to autistic pre-school children. These programs provide the opportunity to remedy deficits in a student's education and foster the development of responsible social behaviors. For these students, traditional public school programs have not been able to sustain motivation or cooperation or have not provided needed specialized education services. The Company's educational day treatment programs are staffed with teachers and counselors with expertise in behavioral management to provide high quality special education services, including specialized teaching methods, individual and group therapy provided by licensed clinicians, computer-based curriculum and instructional delivery and designs.

Alternative Education Programs. The Company's alternative education programs provide educational services to youth who cannot or who are not permitted to attend public school. These programs are designed to educate at risk youth in a manner that promotes public safety by reducing disruptive and delinquent behaviors of students. The principal components of the alternative education programs include daily computer assisted learning, behavioral counseling, job placement, transition into public schools, family services and community service. These programs are designed to provide youth with the education, credentials and job skills required to be successful adults. Sites for these programs can vary from an office complex to a national forest.

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

Diagnostic and Evaluation Services. The Company's diagnostic and evaluation services are designed for youth who are in state custody and require diagnostic services or behavioral observation. While in the Company's diagnostic and evaluation programs, youth receive an educational workup in addition to psychological evaluations.

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

Management Services. In addition to management services provided to Helicon, the Company provides management services to Community Mental Health Centers ("CMHCs"), behavioral units in medical/surgical facilities and to third parties. Contract terms vary in length from one to three years with reimbursement based on the services being provided. Services are provided in both residential and non-residential settings.

         The table below sets forth certain information regarding the Company's non-residential programs operated by the Company directly or through management contracts with Helicon:

                            NON-RESIDENTIAL PROGRAMS

                                                                                          Average
                                                                                        Population    Commencement
    Location                   Program Type                                             FY 6/30/98    of Operations
    --------                   ------------                                             ----------    -------------
COMPANY PROGRAMS

Alabama:
  Dothan                   Behavioral day treatment                                         15         June 1997

Arkansas:
  Benton                   Alternative education                                             9         September 1997
  Bryant                   Alternative education                                             8         September 1997
  Little Rock              Alternative education                                            22         June 1997
  North Little Rock        Alternative education                                            23         June 1997

California:
  San Bernardino           Educational day treatment                                        38         January l980
  Grand Terrace            Educational day treatment                                       169         May l985
  Beaumont                 Educational day treatment                                        42         September l985
  Banning                  Educational day treatment                                        35         September l985
  Victorville              Educational day treatment                                        36         September l987
  Van-Nuys                 Educational day treatment                                        77         June l988
  Ramona                   Educational day treatment                                        39         September 1990
  Quail Valley             Educational day treatment                                        41         October 1990
  Riverside-1              Educational day treatment                                       113         August 1992
  Desert Hot Springs       Educational day treatment                                         5         September 1992
  Barstow                  Educational day treatment                                        21         April 1994
  Chula Vista              Educational day treatment                                        75         February 1994
  Steele Canyon            Educational day treatment                                        46         September 1994
  Riverside-2              Educational day treatment                                        30         May 1996
  Joshua Tree              Educational day treatment                                        25         September 1996
  Riverside-3              Educational day treatment                                        49         April 1997
  Hemet                    Educational day treatment                                        20         April 1997
  Ontario                  Educational day treatment                                        11         December 1997
  Rancho del Ray           Educational day treatment                                        13         March 1998

Florida:
  Crestview                Behavioral day treatment                                          6         April 1998
  Jacksonville             Diversionary education                                           20         September 1995
  Jacksonville             Alternative education                                            11         November 1997
  Highlands County         Diversionary education                                           28         November 1996
  Ft. Walton               Behavioral day treatment                                         17         June 1997
  Pensacola                Behavioral day treatment                                         21         June 1997
  Panama City              Behavioral day treatment                                         20         June 1997

Kentucky:
  Bowling Green            Behavioral day treatment                                         11         June 1997

Louisiana:
  New Orleans              Diversionary education                                           30         November 1991
  New Orleans              Family preservation                                               8         February 1994

Montana:
  Anaconda                 Alternative education                                             8         January 1998
  Bozeman                  Alternative education                                             8         January 1998
  Bozeman                  Behavioral day treatment                                         12         June 1997
  Butte                    Behavioral day treatment                                         18         June 1997
  Billings                 Behavioral day treatment                                         24         June 1997
  Great Falls              Behavioral day treatment                                         17         June 1997
  Polson                   Behavioral day treatment                                         17         June 1997

                                                                                          Average
                                                                                        Population    Commencement
    Location                   Program Type                                             FY 6/30/98    of Operations
    --------                   ------------                                             ----------    -------------
Tennessee:
  Nashville                Homebound education                                              96         November 1991

Texas:
  San Antonio              Alternative education                                           130         September 1996
  Corpus Christi           Alternative education                                            14         October 1996
  Houston                  Educational day treatment                                        32         June 1997
  Ft. Worth                Alternative education                                            23         December 1997

HELICON PROGRAMS

Tennessee:
  Murfreesboro             Family preservation                                              22         July 1988
  Murfreesboro             Educational day treatment                                        19         September 1990
  Murfreesboro             Diversionary education                                           40         February 1994
  Nashville                Diversionary education                                           40         October 1990
  Various                  On-site educational services in
                             emergency shelters and diagnostic
                             centers                                                       347         September 1993
  Covington                Diversionary education                                           31         August 1994
  Clarksville              Diversionary education                                           40         September 1994

         The table below sets forth certain information regarding residential programs operated by the Company directly or through management contracts with
Helicon:

                              RESIDENTIAL PROGRAMS

                                                                                          Average
                                                                          Licensed      Population    Commencement
    Location                   Program Type                               Capacity      FY 6/30/98    of Operations
    --------                   ------------                               --------      ----------    -------------
COMPANY PROGRAMS

Alabama:
  Tuscaloosa               Detention program                                  27              25       September 1989
  Tuscumbia                Detention program                                  25              20       October 1992
  Jasper                   Therapeutic wilderness program                     20              20       November 1994
  Selma                    Therapeutic wilderness program                     26              12       February 1996
  Eufaula                  Secure residential program                         90              89       August 1996

Arkansas:
  Benton                   Acute psychiatric and residential
                           psychiatric treatment                              77              71       June 1997

Florida:
  Panama City              Acute psychiatric and residential
                           psychiatric treatment                              80              34       June 1997

Kentucky:
  Bowling Green            Acute psychiatric and residential
                           treatment                                          72              54       June 1997
Michigan:
  St. Johns                Acute psychiatric and secure
                           residential program                                63              39       June 1997

Montana:
  Butte                    Acute psychiatric and residential
                           psychiatric treatment and detention
                           program                                            52              43       June 1997

                                                                                          Average
                                                                          Licensed      Population    Commencement
    Location                   Program Type                               Capacity      FY 6/30/98    of Operations
    --------                   ------------                               --------      ----------    -------------
Tennessee:
  Murfreesboro             Residential treatment                              34            34         July l989
  Newbern                  Residential treatment                              32            37         July 1990
  Clarksville              Diagnostic and evaluation services                 25            25         May 1992
  Johnson City             Detention program                                  12             8         November 1985
  Jackson                  Residential treatment                              54            44         December 1996
  Ashland City             Residential psychiatric treatment                  46            23         February 1998

Texas:
  Longview                 Acute psychiatric and residential
                           psychiatric treatment                              84            29         March 1998
  Bexar County             Secure residential program                         96            75         October 1997

Utah:
  West Jordan              Acute psychiatric and residential
                           treatment                                          80            35         June 1997
HELICON PROGRAMS

California:
  Van-Nuys                 Residential treatment                              84            78         June l988
  Ramona                   Residential psychiatric treatment                  40            37         November 1984
  Riverside                Residential treatment                             120           114         August 1992
  Various                  6-Bed group homes                                  36            29         November 1994
  Riverside                Secure residential program                         30            30         May 1996

         In addition to the programs described above, at June 30, 1998, the Company had management contracts with medical facilities and third parties at seven locations in Arkansas, Tennessee and Florida. Three of the Company's contracts were residential based. Each of the contracts have original terms of from one to three years. These contracts typically provide for a fixed monthly fee and reimbursement of expenses.

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

Quality Assessment. The Company strives to enhance the quality of its program offerings and the quality of its highly trained and dedicated staff to improve the positive impact that its programs have on the individuals they serve. The Company has developed a model of ongoing program evaluation and quality management which the Company believes provides critical feedback to measure the quality of its various programs. The Company has implemented its Mastery Achievement Program ("MAP") at the majority of its facilities and expects to continue the implementation process during fiscal 1999. The MAP provides regular feedback on percentage achievement of standards to measure whether a program is achieving its performance objectives. The quality of care standard data is computer scanned on a weekly or monthly basis and graphs are developed which show ongoing visual representations of progress towards meeting standards. Feedback is then provided to the Company's administrators, corporate managers and all staff so that each team member is aware on a timely basis of compliance with program standards. The Company believes the MAP is a vital management tool to evaluate the quality of its programs, and has been useful as a marketing tool to promote the Company's programs since it provides more meaningful and significant data than is usually provided by routine contract licensing monitoring of programs. To expand the scope of the MAP, the Company is attempting to develop a computer-based program which correlates client characteristics and program achievements with recidivism data after youth are released from the Company's various programs.

         In addition to measuring performance objectives, the Company has corporate compliance policies, including an integrity hotline, formulated as a guide to the ethical and legal conduct of its employees in force at its principal behavioral residential treatment centers. The Company anticipates implementing such policies in its remaining facilities during fiscal 1999.

Security. The Company realizes that, in the operation of programs for at risk and troubled youth, a primary mission is to insure the safety of the community within a facility, as well as the community outside. Thus, the Company's programs emphasize security, risk assessment and close supervision by responsible and well-trained staff.

MARKETING

         The Company's marketing activities are directed primarily toward local and state governmental entities responsible for juvenile justice, social services providers, education and mental health providers, as well as school districts and juvenile courts responsible for special programs for at risk and troubled youth. The Company markets to behavioral health managed care providers, physicians, businesses and parents for certain behavioral health services. The Company also markets certain of its programs to the general public in an effort to increase community awareness of the Company's facilities. In addition, the Company markets its management services to Community Mental Health Centers, medical/surgical hospitals and other smaller behavioral health providers. Marketing efforts are conducted and coordinated by the Company's Vice President of Business Development and other senior management personnel, individual facility personnel, and with the aid, where appropriate, of certain independent consultants.

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

         Generally, governmental agencies responsible for juvenile justice or youth education and treatment services procure services through RFPs or RFQs. As part of the Company's process of responding to RFPs, management meets with appropriate personnel from the agency making the request to best determine the agency's distinct needs. If the project fits within the Company's strategy, the Company will then submit a written response to the RFP. A typical RFP requires bidders to provide detailed information, including the service to be provided by the bidder, its experience and qualification and the price at which the bidder is willing to provide the services. The Company engages independent consultants to assist it in responding to RFPs. Based on the proposals received in response to an RFP, the agency will award a contract to the successful bidder. In addition to issuing formal RFPs, local jurisdictions may issue an RFQ. In the RFQ process, the requesting agency selects a firm believed to be most qualified to provide the requested services and then negotiates the terms of the contract with that firm, including the price at which its services are to be provided.

         The Company also attends and promotes its services at key conferences throughout the United States where potential government clients are present. Key management staff are on occasion requested by governmental agencies to make presentations at such conferences or to provide professional training.

Marketing to Referral Sources and the General Public. In marketing its services to the general public, referral sources and payors, the Company first undertakes market research to determine the specific behavioral care needs of the communities served by its facilities. The Company then modifies or develops programs and services to address those needs and promotes the availability of those programs and services through the use of community education programs, local talk shows and newspaper articles, media advertising and yellow pages advertisements.

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

Marketing of Management Services. The Company markets management services to Community Mental Health Centers, behavioral units in medical/surgical facilities and to third parties. Services under these agreements are provided in both residential and non-residential settings.

RELATIONSHIP WITH HELICON

         The Company conducts a portion of its business through its relationship with Helicon, a Section 501(c)(3) not-for-profit corporation. As of June 30, 1998, the Company was providing consulting, management and marketing services to Helicon at 12 programs. The Company leases three facilities to Helicon for the operation of certain of its programs. Services provided to Helicon by the Company include operational, management, marketing, program design, financial and other support services, including payroll, budgeting and accounting. The Company is entitled to receive management fees for these services in an amount equal to 6% of the monthly gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. For the fiscal years ended June 30, 1998 and 1997, and for the three months ended June 30, 1996, the Company recognized all of the management fee income to which it was entitled. However, for the fiscal year ended March 31, 1996, the Company did not recognize all the management fee income to which it was entitled due to Helicon's inability to pay these amounts. There can be no assurance that the Company will recognize all management fee income to which it is entitled in the future. As of June 30, 1998, unpaid management fees, lease payments and advances, plus interest, due to the Company from Helicon totaled $7,447,000. Based on the current level of operations being maintained by Helicon, the Company does not anticipate collecting any of, and has fully reserved, this amount. The Helicon Agreement expires September 1, 1999. The Company also has guaranteed Helicon's obligations under a bank line of credit in the amount of $1,000,000.

MAJOR CUSTOMERS

         During the fiscal year ended June 30, 1998, the Company had no customers which generated 10% or more of its consolidated revenues.

SOURCES OF REVENUE

         The Company's residential centers and day treatment centers receive payments from (i) the federal government and state and local governments, pursuant to contracts with such entities, as well as payments under Medicaid Under 21, Medicare, CHAMPUS and other governmental programs, (ii) Blue Cross and other private indemnity carriers, health maintenance organizations, preferred provider organizations and other managed care programs, (iii) self-insured employers and (iv) patients directly. In addition, the Company receives management fees from entities, including Helicon, to which management services are provided.

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

         In addition to the standard reimbursement rates paid to the Company under Medicaid programs, several state programs include a financial benefit for facilities that treat a disproportionately large volume of Medicaid patients as a percentage of the total patient population of the facility. These "disproportionate share" benefits, as they are often called, are subject to annual review and revision by the particular state governments and could be substantially reduced or eliminated at any point. The likelihood of such reductions was substantially increased with the enactment of the Balanced Budget Act of 1997, Public Law 105-33 ("BBA"). The BBA substantially reduces the level of disproportionate share funding provided to states from 1998 to 2002. The savings for the federal government as a result of such reductions are valued at $10.4 billion. Such reductions in payments will likely result in either increased state budgetary requirements for furnishing Medicaid services or further reductions in state payments to providers.

         The Company participates in Medicaid Under 21 programs in six states in which it operates residential facilities. Additionally, the Company may, but is not likely to, receive disproportionate share payments under the Medicaid program in two states.

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

Medicare. Medicare is the federally funded and administered health insurance program for the aged (individuals age 65 or older) and disabled. The Medicare program consists of Part A and Part B. Part A generally covers inpatient services and services furnished by other institutional health care providers. Part B generally covers the services of doctors, suppliers of medical items and outpatient services.

         While most short term acute care health care facilities receive Medicare Part A reimbursement on a prospective basis based on the patient's diagnosis, psychiatric facilities are exempt (PPS Exempt) from the Medicare prospective payment system and continue to be reimbursed on a cost-based system. The 1990 Budget Act, however, directs the Secretary of Health and Human Services ("HHS") to develop a new prospective payment methodology for PPS-exempt facilities and to report to Congress on this matter. As of August 31, 1998, regulations have not been proposed to include psychiatric facilities in such prospective payment programs.

         PPS-exempt facilities are subject to inpatient payment limitations and incentives established by the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). Under TEFRA, the target rate of permitted increases in cost per case is established each year by the increase in the cost of a market basket of hospital goods and services (the "Target Rate"). Facilities with costs less than the Target Rate per discharge receive their costs plus an additional payment. The Health Care Financing Administration ("HCFA"), the agency responsible for administering the Medicare program, issued a final rule with comment period on August 29, 1997 which affects PPS-exempt facilities. In addition, other reductions in reimbursement to PPS-exempt facilities occurred, namely reductions in capital reimbursement and Medicare bad debts. There are various effective dates of the rule changes included in the final rule. In addition, the BBA includes cost containment provisions limiting the annual increase in payment rates for PPS-exempt facilities. Under the BBA, PPS-exempt hospitals get a 0% payment update for fiscal year 1998, then a variable payment update in fiscal years 1999-2002. The BBA of 1997 also significantly reduced the incentive payments to PPS exempt facilities which have costs below their target amount and also reduced the amount of costs reimbursed when a facility's costs exceeds its target amount. In addition, the BBA established an additional national median limit applicable to PPS exempt facilities. As of June 30, 1998, three Company facilities had Medicare inpatient utilization and were, therefore, subject to TEFRA payment limitations, the national median limits, as well as other BBA provisions and vulnerable to any decrease in Medicare reimbursement.

Annual Cost Reports. In order to receive reimbursement under the Medicare and Medicaid programs, the Company is required to submit cost reports detailing the costs incurred by its facilities in providing care to Medicare and Medicaid enrollees. These cost reports are subject to government audits which may result in adjustments to the amounts ultimately determined to be due the Company under these reimbursement programs. These audits often do not result in a final determination of amounts due to providers under the programs based on costs until several years have passed. The Company believes that adequate provision has been made for any material adjustments that might result from all of such audits and that final resolution of all cost reports will not have a material adverse effect upon the Company's financial position or results of operations.

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

         The Company and its subsidiaries have entered into various types of agreements with physicians and other health care providers in the ordinary course of operating its facilities, many of which provide for payments to such persons by the Company as compensation for their services. The most common of these include medical director and provider agreements with physicians. In addition, the Company and its subsidiaries have entered into various leases, management contracts and managed care contracts. Although all of these contracts do not satisfy all the applicable requirements (one of which, for example, includes a requirement that contracts with physicians to set the aggregate amount of physician compensation in advance) contained in the Anti-Kickback Statute safe harbor regulations that relate to such arrangements, the Company believes that such contracts do not violate the Anti-Kickback Statute because all of such arrangements (i) are intended to achieve legitimate business purposes, (ii) provide compensation that is based on fair market value for items or services that are actually provided, and (iii) are not dependent on the volume or value of referrals. However, there can be no assurance that (i) government enforcement agencies will not assert that certain of these arrangements are in violation of the Anti-Kickback Statute or (ii) the Anti-Kickback Statute will ultimately be interpreted by the courts in a manner consistent with the Company's practices. Additional proposed safe harbors are expected to be published in the near future by the OIG, including a safe harbor for physician recruitment. The Company is unable to predict whether its recruitment arrangements with physicians will comply with any safe harbor regarding physician recruitment, if adopted.

         In 1989, Congress passed the legislation commonly referred to as the Stark Bill ("Stark I") as part of the Omnibus Budget Reconciliation Act of 1989. Stark I went into effect on January 1, 1992. Stark I prohibited certain physician referrals to clinical laboratories in which the physician or close family member has a "financial relationship." In 1993, Congress passed an amendment to Stark I which became effective on January 1, 1995. This amendment is commonly referred to as "Stark II" (collectively "Stark") and expanded the scope of the referral prohibition to cover referrals for any of 12 "designated health services." "Designated health services" includes both inpatient and outpatient hospital services. Thus, Stark prohibits a physician from referring Medicare patients to an entity in which that physician or a member of the physician's immediate family has a "financial relationship" for the provision of inpatient and outpatient hospital services. "Financial relationship" is defined to include both direct and indirect "ownership interests in" and "compensation arrangements with" the entity. Stark provides certain exceptions that exempt certain compensation arrangements and ownership interests from the statute's prohibitions including the rental of space and equipment, and certain personal services and management contracts. In January 1998, HCFA issued proposed regulations implementing Stark
II. HCFA is currently reviewing comments to the proposed regulations and final regulations are not expected for some time.

         The Company has attempted to tailor its financial relationships with physicians in such a way as not to violate Stark II and similar state statutes. However, there can be no assurance that (i) government enforcement agencies will not contend that certain of these financial relationships are in violation of the Stark legislation, (ii) that the Stark legislation will ultimately be interpreted by the courts in a manner consistent with the Company's practices, or (iii) the regulations when issued in final form will result in an interpretation by the courts in a manner consistent with the Company's practices.

         The federal government has made investigating, prosecuting and pursuing other enforcement activities of these federal laws a major priority and the government scrutiny of health care providers' compliance with these laws is expected to increase during the foreseeable future. Such prosecutions and investigations are expensive to defend and injurious to a provider's reputation, even when no illegal conduct is ultimately found. If the federal government were to undertake an investigation or prosecution of the Company, it would likely have a material effect on the Company and its operations.

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

Effective July 1, 1998 the State of California implemented new legislation which eliminated reimbursement to school districts for excused student absences. The legislation is designed to incentivize school districts that have low absentee rates, and to encourage improvement in school attendance throughout the state. While written for public school districts, this legislation may impact the Company's California educational day treatment programs, which historically have been compensated for excused student absences. The Company is monitoring the implementation of this legislation, and cannot currently quantify the potential impact, if any, on the Company.

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

Accreditation. All of the Company's facilities providing acute psychiatric treatment programs have been accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). The JCAHO is a voluntary national organization which undertakes a comprehensive review for purposes of accreditation of health care facilities. In general, hospitals and certain other health care facilities are initially surveyed by JCAHO within 12 months after the commencement of operations and resurveyed at triennial intervals thereafter. JCAHO accreditation is important to maintaining relationships with both public and private insurers, including Medicare, Medicaid, Blue Cross and other private insurers. The Company believes that all of its facilities providing acute psychiatric treatment programs are presently in material compliance with all JCAHO standards of accreditation. The JCAHO review process is subjective to some degree, however, and there can be no assurance that the Company's facilities will be able to maintain their accreditation. Failure to maintain JCAHO accreditation at the company's facilities may have a material adverse effect on the Company's operations.

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

EMPLOYEES

         At June 30, 1998, the Company had 1,545 full-time employees and 842 part-time employees. Of these 2,387 employees, 80 were corporate or regional administrative staff and 2,307 were involved in program and facility operation and management. Approximately 95 of the Company's employees are covered by a Collective Bargaining Agreement between the Company's Butte, Montana facility and the Rivendell Federation of Health Care Employees, MFT, AFT, AFL-CIO, which agreement was ratified in January 1998 by the employees who are part of the Collective Bargaining Unit. The term of the contract expires in December 2000. The Company believes that its relations with its employees are good.

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

RISK FACTORS

In order for the Company to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that forward looking statements in this report based upon current expectations involve a number of risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Accordingly, investors should consider the following important factors, among others, in reviewing this report: the Company's exposure to the Year 2000 issue, both from internal and external sources; potential termination or non-renewal of the Company's contracts with Riverside County, California and the State of Tennessee, upon which the Company was dependent for an aggregate of approximately 14% of its revenues in fiscal 1998; changes in funding mechanisms in the State of California that might reduce or eliminate payment to the Company for excused student absences; failure of governments and governmental agencies that contract with the Company to meet their payment obligations to the Company or to refer youth to the Company's programs; decreases in the levels of Medicaid and Medicare funding, which would likely decrease the Medicaid and Medicare reimbursements received by the Company's facilities; termination of, or the Company's inability to renew, contracts on an annual basis; the dependence of the Company's future growth on the number of youth programs available for privatization and the ability to obtain awards for such contracts; the Company's inability to integrate the operations of any future acquired entities, into the operations of the Company; the inability of the Company to make additional attractive acquisitions on favorable terms; future changes in governmental laws, rules and regulations that could adversely affect the Company's operations; the Company's failure to fully comply with federal and state laws and other governmental rules and regulations and any resulting investigations, prosecutions or settlements; reductions in reimbursements by third party payors and increasing managed care penetration; increasingly stringent length of stay and admissions criteria; public resistance to privatization of youth education, treatment and juvenile justice services; negative publicity generated by opposition to the Company's facilities by residents in areas surrounding proposed sites; potential claims or litigation by participants in the Company's programs arising from contact with the Company's facilities, programs, personnel or participants, including claims related to suicides at the Company's facilities; Helicon's inability to pay future management fees or lease payments; dependence on certain key personnel and the ability to attract and retain additional qualified personnel; competition with for-profit and not-for-profit entities and governmental agencies responsible for youth education, treatment and juvenile justice services; seasonality and quarterly fluctuations in revenues; and the effect of certain anti-takeover provisions in the Company's charter and bylaws and under Tennessee law. The

Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                               ITEM 2. PROPERTIES

         The table below sets forth certain information regarding the Company's properties:

                                                                         Number of
     State               Nature of Occupation                           Facilities
     -----               --------------------                           ----------
Non-Residential:

Alabama                           Lease                                     1
Arkansas                          Lease                                     4
California                        Own                                       5
California                        Lease                                    14
Florida                           Lease                                     6
Kentucky                          Own                                       1
Louisiana                         Lease                                     1
Montana                           Lease                                     6
Tennessee                         Lease                                     1
Texas                             Lease                                     3
Texas                             Right to occupy (1)                       1

Residential:

Alabama                           Right to occupy (1)                       6
Arkansas                          Own                                       1
Florida                           Own                                       1
Kentucky                          Own                                       1
Michigan                          Own                                       1
Montana                           Own                                       1
Tennessee                         Own                                       3
Tennessee                         Right to occupy (1)                       2
Tennessee                         Lease                                     1
Texas                             Own                                       1
Texas                             Right to occupy (1)                       1
Utah                              Own                                       1

----------
(1) The Company acquired a right to occupy the facilities indicated rent-free for the duration of the Company's contracts to provide these programs.

         The Company owns its non-residential office and educational treatment center in Grand Terrace, California, its educational treatment centers in Victorville, Hemet and Riverside, California, its residential treatment centers in Murfreesboro and Newbern, Tennessee, and its behavioral treatment centers in Arkansas, Florida, Kentucky, Michigan, Montana, Tennessee, Texas and Utah. The Company leases all other facilities on a short-term basis (generally one to five years) in the particular locality where it conducts its programs. For the fiscal year ended June 30, 1998, the Company's total rental expense for property was approximately $1,627,000. In addition, the Company also has obtained a right to occupy certain facilities rent-free during the effective period of the Company's contracts to provide education and treatment programs in Alabama, Tennessee and Texas. The Company owns real estate and improvements in Riverside and Ramona, California, and Murfreesboro, Tennessee which it leases to Helicon pursuant to lease agreements which expire July 31, 2019, December 31, 2002 and January 31, 1999, respectively.

         The Company owns a corporate office building located in Murfreesboro, Tennessee. This office building contains approximately 8,800 square feet of office space. The Company also leases corporate office space in Nashville, Tennessee of approximately 14,000 square feet. The Company believes its facilities are suitable for its current operations and programs.


                            ITEM 3. LEGAL PROCEEDINGS

         In December 1992, the Company received an audit report from the California Department of Social Services alleging overpayments of approximately $315,000 at its 6-bed group homes for the years 1991 and 1992. The Company is contesting this determination and filed a rate protest with the Department of Social Services in February 1993. An Informal Hearing was concluded in October 1995. The Hearing Auditors' Report of Findings was issued in March 1996, and in April 1996, the Company filed a Request for Formal Hearing. The Formal Hearing has been completed, and the final briefing to the Judge was filed in June 1998. The Company is currently awaiting the Judge's Report of Findings. A provision for liability of approximately $201,000 is included in accrued other expenses at June 30, 1998.

         In March 1998, a petition was filed in the District Court of Harris County, Texas against the Company primarily alleging negligence in connection with a suicide at the Company's former Houston facility and is seeking unspecified damages. While the Company intends to defend the litigation vigorously, management is unable, at this time, to estimate the effect of any settlement or advance judgement on the results of operation or financial condition of the Company. The Company has insurance coverage which it anticipates will limit any potential exposure. During fiscal 1998, the Company also experienced two suicides at its Montana facility. No claims have been filed with respect to either suicide.

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

                                     PART II
                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock trades on The NASDAQ Stock Market's National Market under the symbol "KIDS". The following table sets forth the high and low sale prices for each full quarter within the Company's past two fiscal years.

      Year Ended June 30, 1998            High                 Low
      ------------------------            ----                 ---
      Quarter Ended: June 30             20 1/2                13 1/2
                     March 31            22 1/2                17
                     December 31         21 7/8                16
                     September 30        21 7/8                13 5/8

      Year Ended June 30, 1997            High                 Low
      ------------------------            ----                 ---
      Quarter Ended: June 30             15 7/8                10 1/2
                     March 31            14                    10 3/4
                     December 31         19                    12
                     September 30        25 1/4                15 1/2


HOLDERS

         As of September 17, 1998 the Company had approximately 271 shareholders of record of its Common Stock.

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

                         ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial information for the years ended June 30, 1998 and 1997, the three months ended June 30, 1996, (pursuant to the Company's change in its fiscal year end from March 31 to June 30) and the years ended March 31, 1996, 1995 and 1994 has been derived from the financial statements of the Company and should be read in conjunction with the financial statements, the related notes thereto and other financial information included elsewhere herein. All amounts for periods prior to fiscal 1998 have been restated to reflect the pooling of interests transaction with Ventures that was consummated during fiscal 1998.

                                                                      Three Months
                                         Year Ended      Year Ended      Ended              Year Ended March 31,
                                          June 30,        June 30,      June 30,    -------------------------------------
                                          1998(1)           1997          1996       1996         1995              1994
                                         --------         --------      -------     -------     --------         --------
(In thousands of dollars, except per share data)
Statement of Income Data:
Revenue:
  Operating revenue                      $ 90,266         $ 34,812      $ 6,482     $23,630     $ 20,575         $ 18,849
  Management fee income                     3,733            2,481          566       1,710          906              166
                                         --------         --------      -------     -------     --------         --------
      Total revenue                        93,999           37,293        7,048      25,340       21,481           19,015
                                         --------         --------      -------     -------     --------         --------
Operating Expenses:
  Employee compensation and benefits       55,367           22,656        4,139      15,224       12,817           11,677
  Purchased services and other
    expenses                               26,610            7,872        1,307       5,095        4,535            3,840
  Depreciation and amortization             2,142            1,013          191       1,025        1,080            1,277
  Other operating expenses                    115              101           25         101          101              193
                                         --------         --------      -------     -------     --------         --------
      Total operating expenses             84,234           31,642        5,662      21,445       18,533           16,987
                                         --------         --------      -------     -------     --------         --------
Income from operations                      9,765            5,651        1,386       3,895        2,948            2,028
Interest (income) expense, net                195             (616)         178         869        1,223            1,407
Other (income) expense, net                (1,740)(2)          (15)         -0-         -0-          (44)(3)          455(4)
                                         --------         --------      -------     -------     --------         --------
Income before income taxes
  and extraordinary item                   11,310            6,282        1,208       3,026        1,769              166
Provision (benefit) for income taxes        4,357               (8)         311         491           69              -0-
                                         --------         --------      -------     -------     --------         --------
Income before extraordinary item            6,953            6,290          897       2,535        1,700              166
Extraordinary item, net of tax                -0-              377          -0-          54          -0-              -0-
                                         --------         --------      -------     -------     --------         --------
Net income                               $  6,953         $  5,913      $   897     $ 2,481     $  1,700         $    166
                                         ========         ========      =======     =======     ========         ========
Net income per share:
  Diluted(5)                             $    .84         $    .81      $   .15     $   .43     $    .33         $    .04
Dividends declared per share                   --               --           --          --           --               --
Balance Sheet Data:
  Working capital (deficit)              $ 29,867         $ 23,853      $ 4,663     $ 3,488     $  1,041         $ (9,853)
  Total assets                             80,201           69,768       22,832      22,406       19,674           20,212
  Long term debt and capital
    lease obligations                      11,611           11,655        6,000       6,052        6,924                8
  Shareholders' equity                     57,832           49,695       12,779      11,665        9,132            5,728

(1) Fiscal 1998 reflects a full year of results from the Vendell Transaction which was effective June 1997.
(2) Amount consists of gain on exchange of Texas properties of $1,530 and gain on repayment by Helicon of $217 of amounts due for prior years management fees, which had been fully reserved.
(3) Amount consists of write down of property of $122, net of other income of $166.
(4) Amount consists of write off of advances to Helicon of $1,024, net of other income of $569.
(5) Net income per share--diluted--for fiscal 1995 and 1994 has been adjusted to reflect the 1 for 2 reverse split of the Company's Common Stock effected March 21, 1996.

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

GENERAL

         As of June 30, 1998, the Company was providing education, treatment and juvenile justice services, either directly or through management contracts with Helicon, to approximately 2,900 youth and 100 adults. Revenues under the Company's programs are recognized as services are rendered. The Company's programs are delivered in both non-residential and residential settings. The Company's nonresidential programs, which historically have generated higher operating margins than the Company's residential facilities, generally receive revenues based on per diem rates. The Company's residential facilities generally receive revenues at per diem rates or under fixed fee contracts. The Company also receives revenues from management consulting contracts with other entities, including Helicon.

         In June 1997, the Company acquired substantially all the assets of Vendell Healthcare, Inc. and its subsidiaries ("Vendell") for approximately $19,477,000 in cash ($18,768,000 of which was paid at closing and $709,000 of which was paid in September 1997) and the issuance of 642,978 shares of the Company's Common Stock valued at approximately $7,600,000. Pursuant to this acquisition, the Company acquired seven residential treatment facilities and 12 non-residential treatment facilities. The assets purchased generated approximately $48,000,000 or approximately 51% of the Company's consolidated revenues in fiscal 1998.

         In January 1998, the Company effected a merger with Ventures Healthcare of Gainesville, Inc. ("Ventures"). The merger was accounted for as a pooling of interests. The Company's financial statements have been restated to reflect the merger which was consummated effective January 1, 1998. The Company issued 146,580 shares of Common Stock pursuant to this transaction.

         In February 1998, the Company acquired Chad Youth Enhancement Center, Inc. ("Chad"), a 46 bed residential treatment center, for $1.2 million in cash and $1.1 million, (58,000 shares) of the company's Common Stock. This transaction has been accounted for as a purchase.

         The Company receives management fee income from Helicon for consulting, management and marketing services rendered pursuant to the Helicon Agreement. As of June 30, 1998, the Company was providing consulting, management and marketing services to Helicon at 12 programs. In addition, Helicon also leases three facilities owned by the Company to operate certain of its programs. Pursuant to the Helicon Agreement, the Company is entitled to receive for these services management fee income in an amount equal to 6% of the monthly gross revenues of

Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. For the fiscal years ended June 30, 1998 and 1997, and for the three months ended June 30, 1996, the Company recognized all of the management fee income to which it was entitled. However, for the fiscal year ended March 31, 1996, the Company did not recognize all of the management fee income to which it was entitled due to Helicon's inability to pay. The Helicon Agreement expires September 1, 1999. At June 30, 1998, unpaid management fees, lease payments and advances, plus interest, due the Company from Helicon totaled $7,447,000. The Company has fully reserved this amount. Future payments received from Helicon on these amounts, if any, will be recognized by the Company on the cash basis. The Company has also guaranteed Helicon's obligations under a bank line of credit in the amount of $1,000,000. See "--Liquidity and Capital Resources."

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

         The following table sets forth, for the periods indicated, the percentage relationship to total revenues of certain items in the Company's statements of income:

                                                                       Three Months
                                        Year Ended      Year Ended         Ended         Year Ended
                                         June 30,         June 30,        June 30,        March 31,
                                          1998             1997             1996             1996
                                         ------           ------           ------           ------
Operating revenues                         96.0%            93.3%            92.0%            93.3%
Management fee income                       4.0              6.7              8.0              6.7
                                         ------           ------           ------           ------
                TOTAL REVENUES            100.0            100.0            100.0            100.0
                                         ------           ------           ------           ------
Employee compensation
  and benefits                             58.9             60.8             58.7             60.1
Purchased services and
  other expenses                           28.3             21.0             18.5             20.1
Depreciation and
  amortization                              2.3              2.7              2.7              4.0
Related party rent                           .1               .3               .4               .4
                                         ------           ------           ------           ------
  TOTAL OPERATING EXPENSES                 89.6             84.8             80.3             84.6
                                         ------           ------           ------           ------
Income from operations                     10.4             15.2             19.7             15.4
Other (income) expense:
      Interest expense                      1.0              1.0              3.0              3.6
      Interest income                       (.7)            (2.7)             (.4)             (.1)
      Other income                         (1.9)              --               --               --
Provision for income
  taxes                                     4.6               --              4.4              1.9
Extraordinary item,
  net of tax                                 --              1.0               --               .2
                                         ------           ------           ------           ------
                NET INCOME                  7.4%            15.9%            12.7%             9.8%
                                         ======           ======           ======           ======

FISCAL 1998 (YEAR ENDED JUNE 30, 1998) VERSUS FISCAL 1997 (YEAR ENDED JUNE 30,
1997)

      Total revenues for fiscal 1998 increased by $56,706,000 or 152.1% to $93,999,000, as compared to $37,293,000 for fiscal 1997. Operating revenues for fiscal 1998 increased by $55,454,000 or 159.3% to $90,266,000, as compared to $34,812,000 for fiscal 1997. The increase in operating revenues results primarily from the Vendell acquisition which was effective in June 1997. The opening of new programs during fiscal 1998, including programs utilizing the Vendell assets, and increases in student enrollment at several of the Company's programs also contributed to the increase in revenues. Approximately $48,000,000 of the increase in operating revenues over the prior fiscal year is attributable to the Vendell assets purchased in June 1997.

      Management fee income recognized under the Helicon Agreement for fiscal 1998 was relatively constant at $1,293,000, as compared to $1,289,000 for fiscal 1997. Management fee income from other sources, including management fees earned by Ventures, increased 104.7%, from $1,192,000 in fiscal 1997 to $2,440,000 in fiscal 1998.

      Employee compensation and benefits for fiscal 1998 increased $32,711,000, or 144.4%, to $55,367,000, as compared to $22,656,000 for fiscal 1997. As a percentage of total revenues, employee compensation and benefits decreased to 58.9% for fiscal 1998 from 60.8% for fiscal 1997. The increase in employee compensation and benefits over the prior year is primarily the result of the Company's growth, both from new programs and the Vendell asset purchase. The decrease in employee compensation and benefits as a percent of revenues over the prior year results primarily from the acquired Vendell facilities, which utilize employee compensation less than the Company's historical programs.

         Purchased services and other expenses for fiscal 1998 increased $18,743,000, or 238.1%, to $26,615,000, as compared to $7,872,000 for fiscal
1997. As a percentage of total revenues, purchased services and other expenses increased to 28.3% for fiscal 1998 from 21.0% for fiscal 1997. The increase in purchased services and other expenses over the prior year results primarily from the Company's growth, both from new programs and from the Vendell asset purchase. The increase in purchased services and other expenses as a percentage of revenues is primarily the result of the acquired Vendell facilities. The acquired Vendell facilities utilize purchased services, primarily contract medical services (psychiatrists, psychologists, etc.), to a greater extent than the Company's historical programs.

      Depreciation and amortization increased $1,129,000, or 111.5%, to $2,142,000 for fiscal 1998 from $1,013,000 for fiscal 1997. The increase in depreciation and amortization over the prior fiscal year is attributable primarily to the depreciation associated with the Vendell asset purchase and the depreciation of tangible assets plus goodwill amortization associated with the Chad transaction.

      Income from operations increased $4,114,000, or 72.8%, to $9,765,000 for fiscal 1998 from $5,651,000 for fiscal 1997, and decreased as a percentage of total revenues to 10.4% for fiscal 1998 from 15.2% for fiscal 1997, as a result of the factors described above.

      Interest expense increased $613,000, or 170.8%, to $972,000 for fiscal 1998 from $359,000 for fiscal 1997. The increase in interest expense over the prior fiscal year is attributable principally to interest on the debt incurred in June 1997 pursuant to the Vendell asset purchase.

      Interest income for fiscal 1998 decreased $198,000 to $777,000, as compared to $975,000 for fiscal 1997. The decrease in interest income over the prior year is attributable primarily to the decrease in cash available for investment following the Vendell asset purchase, offset by cash generated from operations.

      Other income increased from $15,000 in fiscal 1997 to $1,740,000 in fiscal 1998. Other income for fiscal 1998 is primarily attributable to a recognized gain in the amount of $1,530,000 arising from an exchange of properties and a one-time payment from Helicon of management fees, for which a reserve had previously been established, in the amount of $217,000.

      Provision for income taxes for fiscal 1998 increased to $4,357,000 from $(8,000) for fiscal 1997. The increase results primarily from a fiscal 1997 nonrecurring credit to income tax expense of $1,783,000, related to the reversal of a portion of the valuation allowance against the Company's deferred tax assets, combined with an increase in the Company's pre-tax income.

      Loss on early extinguishment of debt for fiscal 1997 of $612,000, before the related income tax benefit of $235,000, resulted from the prepayment of the Company's outstanding indebtedness to National Health Investors, Inc. As a result of the prepayment of this debt, the Company incurred a prepayment penalty of approximately $493,000, and wrote off deferred loan costs totaling $119,000.

FISCAL 1997 (YEAR ENDED JUNE 30, 1997) VERSUS FISCAL 1996 (YEAR ENDED MARCH 31,
1996)

         Total revenues for fiscal 1997 increased by $11,953,000 or 47.2% to $37,293,000, as compared to $25,340,000 for fiscal 1996. Total operating revenues for fiscal 1997 increased by $11,182,000 or 47.3% to $34,812,000, as compared to $23,630,000 for fiscal 1996. The increase in operating revenues results primarily from the opening of eight new programs during fiscal 1997 and from significant increases in student enrollment at seven of the Company's programs. Additionally, approximately $3,300,000 of the increase in operating revenues over the prior fiscal year is attributable to the Company's June 1997 purchase of substantially all the assets of Vendell.

         Management fee income recognized under the Helicon Agreement for fiscal 1997 increased $253,000, or 24.4%, to $1,289,000, as compared to $1,036,000 for fiscal 1996. Additional management fee income of $87,000 was recognized under management contracts acquired pursuant to the Vendell asset purchase. Management fee income of $217,000 for fiscal 1996 was not recognized by the Company due to the inability of Helicon to pay those amounts. Management fees earned by Ventures increased to $1,105,000 for fiscal 1997 from $674,000 for fiscal 1996.

         Employee compensation and benefits for fiscal 1997 increased $7,432,000, or 48.8%, to $22,656,000, as compared to $15,224,000 for fiscal
1996. As a percentage of total revenues, employee compensation and benefits increased to 60.8% for fiscal 1997 from 60.1% for fiscal 1996. The increase in employee compensation and benefits over the prior year results primarily from the addition of employees to support the growth in the number and scope of the Company's programs, from the Vendell asset purchase, and from inefficiencies experienced during the early stages of certain programs.

         Purchased services and other expenses for fiscal 1997 increased $2,777,000, or 54.5%, to $7,872,000, as compared to $5,095,000 for fiscal 1996.
As a percentage of total revenues, purchased services and other expenses increased to 21.0% for fiscal 1997 from 20.1% for fiscal 1996. The increase in purchased services and other expenses over the prior year results primarily from the Company's growth, both from new programs and from the Vendell asset purchase, as well as from increases in consulting, investor relations, legal and travel expenses.

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

         Income from operations increased $1,756,000, or 45.1%, to $5,651,000 for fiscal 1997 from $3,895,000 for fiscal 1996, and decreased as a percentage of total revenues to 15.2% for fiscal 1997 from 15.4% for fiscal 1996, as a result of the factors described above.

         Interest expense decreased $546,000, or 60.3%, to $359,000 for fiscal 1997 from $905,000 for fiscal 1996. The decrease in interest expense over the prior fiscal year is attributed principally to the prepayment of the Company's long-term debt on October 1, 1996 and the related elimination of deferred loan cost amortization, net of interest incurred in June 1997 pursuant to the Vendell asset purchase.

         Interest income for fiscal 1997 increased $939,000 to $975,000, as compared to $36,000 for fiscal 1996. The increase in interest income over the prior year is attributable primarily to the increase in cash available for investment from operations and from the Company's public offering of stock completed in August 1996.

         Provision for income taxes for fiscal 1997 decreased $499,000 to $(8,000) from $491,000 for fiscal 1996. The decrease in provision for income taxes compared to the prior year results primarily from a nonrecurring credit to income tax expense of $1,783,000, related to the reversal of a portion of the valuation allowance against the Company's deferred tax assets during fiscal 1997, net of the impact of an increase in the Company's effective tax rate.

         Loss on early extinguishment of debt for fiscal 1997 of $612,000, before the related income tax benefit of $235,000, resulted from the prepayment of the Company's outstanding indebtedness to National Health Investors, Inc. As a result of the prepayment of this debt, the Company incurred a prepayment penalty of approximately $493,000, and wrote off deferred loan costs totaling $119,000. Loss on early extinguishment of debt for fiscal 1996 of $64,000, before the related income tax benefit of $10,000, resulted from the write off of deferred loan costs associated with the Company's term loan with T. Rowe Price Strategic Partners Fund II, L.P. ("Strategic Partners") which was repaid.

THREE MONTHS ENDED JUNE 30, 1996 VERSUS THREE MONTHS ENDED JUNE 30, 1995

         Total revenues for the three months ended June 30, 1996 increased $1,295,000, or 22.5%, to $7,048,000, as compared to $5,753,000 for the three months ended June 30, 1995. Operating revenues for the three months ended June 30, 1996 increased $964,000, or 17.5%, to $6,482,000, as compared to $5,518,000 for the three months ended June 30, 1995. The increase in operating revenues resulted primarily from the opening of three new programs during fiscal 1996 which were in operation throughout the entire three months ended June 30, 1996, and from significant increases in student enrollment at four of the Company's programs.

         Management fee income increased from $235,000 for the three months ended June 30, 1995 to $566,000 for the three months ended June 30, 1996. Management fee income recognized under the Helicon Agreement increased $205,000 to $311,000 for the three months ended June 30, 1996 as compared to $106,000 for the three months ended June 30, 1995. Additional management fee income of $217,000 for the three months ended June 30, 1995 was not recognized by the Company due to the inability of Helicon to pay those amounts. Management fees attributable to Ventures increased $126,000 versus the same period in the prior year.

         Employee compensation and benefits for the three months ended June 30, 1996 increased $680,000, or 19.7%, to $4,139,000 as compared to $3,459,000 for the three months ended June 30, 1995. As a percentage of total revenues, employee compensation and benefits decreased to 58.7% for the three months ended June 30, 1996 from 60.1% for the three months ended June 30, 1995. The increase in employee compensation and benefits over the same period in the prior year results primarily from the opening of three new programs during fiscal 1996 which were in operation throughout the entire three months ended June 30, 1996, from significant expansion at two of the Company's programs, an increase in the Ventures programs and from an increase in the amounts accrued under the Company's incentive compensation plans.

         Purchased services and other expenses for the three months ended June 30, 1996 increased $98,000, or 8.1%, to $1,307,000 as compared to $1,209,000 for the three months ended June 30, 1995. As a percentage of total revenues, purchased services and other expenses decreased to 18.5% for the three months ended June 30, 1996 from 21.1% for the three months ended June 30, 1995. The increase in purchased services and other expenses over the same period in the prior year is attributable primarily to the opening of three new programs during fiscal 1996 which were in operation throughout the entire three months ended June 30, 1996, and from increases in consulting, audit and travel expenses, net of a reduction in legal expense.

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

         Income from operations for the three months ended June 30, 1996 increased $590,000, or 74.1%, to $1,386,000 as compared to $796,000 for the three months ended June 30, 1995, and increased as a percentage of total revenues to 19.7% for the three months ended June 30, 1996 from 13.8% for the three months ended June 30, 1995 as a result of the factors described above, including the increase attributable to Ventures.

         Interest expense for the three months ended June 30, 1996 decreased $39,000, or 15.7%, to $210,000 as compared to $249,000 for the three months ended June 30, 1995. The decrease in interest expense is attributed primarily to a reduction in the average balance of debt outstanding and to a decrease in the amortization of deferred loan costs.

         Interest income increased $30,000 to $32,000 for the three months ended June 30, 1996 as compared to $2,000 for the three months ended June 30, 1995. The increase in interest income over the same period in the prior year is attributable primarily to the increase in cash available for investment.

         Provision for income taxes for the three months ended June 30, 1996 increased $222,000 to $311,000 as compared to $89,000 for the three months ended June 30, 1995. The Company's effective tax rate is less than the statutory tax rate because of the utilization of tax net operating loss carryforwards during the 1995 period for which no tax benefit had previously been recognized.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities for fiscal 1998 was $10,069,000 on net income of $6,953,000 as compared to $4,496,000 for fiscal 1997 on net income of $5,913,000. Working capital at June 30, 1998 was $29,867,000, as compared to $23,853,000 at June 30, 1997, and the current ratio at June 30, 1998 was 3.8:1, as compared to 3.9:1 at June 30, 1997.

         Cash used by investing activities was $3,729,000 for fiscal 1998 as compared to $23,061,000 for fiscal 1997. The decrease in fiscal 1998 as compared to fiscal 1997 is due primarily to the purchase of the Vendell assets in fiscal 1997. Cash provided by financing activities was $78,000 for fiscal 1998 as compared to $28,893,000 for fiscal 1997, due primarily to the receipt of net proceeds of $23,359,000 from the issuance of shares of the Company's Common Stock in its public offering of Common Stock completed in August 1996.

         The Company has entered into a loan and security agreement with First American National Bank ("FANB"). Under the terms of this agreement, FANB has made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $13,000,000. The initial term of the agreement extends through November 1, 1999. The credit facility bears interest at either (i) the one, two or three month LIBOR rate plus an applicable margin, which ranges between 1.35% and 2.10% and is dependent on the ratio of funded debt to operating earnings or (ii) FANB's index rate, at the Company's option. The line of credit is secured primarily by the Company's accounts receivable and equipment. The balance outstanding under the line of credit at June 30, 1998, $11,450,000, was advanced in June 1997 to fund the cash portion of the Vendell asset purchase.

         The Company has also agreed to guarantee Helicon's performance under a $1 million line of credit from FANB. At June 30, 1998, there was $12,000 outstanding under Helicon's line of credit.

         In September 1998, availability under the Company's line of credit was expanded to $23,000,000. The $10,000,000 expansion matures in January 1999.

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

         Capital expenditures during fiscal 1999 are expected to include the replacement of existing capital assets as necessary, as well as the expenditures associated with the opening of new programs and facilities, including the possible purchase of certain real estate and improvements. The Company also may consider possible strategic acquisitions, including acquisitions of existing programs and other companies engaged in the youth services business.

         Current obligations, typically due within thirty days or less, are expected to be funded with cash flow from operations and borrowings under the Company's line of credit. Management believes that operations, cash on hand, amounts available under its line of credit and outside financing sources will provide sufficient cash flow for the next twelve months and that long-term liquidity requirements will be met from cash flow from operations and outside financing sources.


INFLATION

         Inflation has not had a significant impact on the Company's results of operations since inception. Certain of the Company's existing contracts provide for annual price increases based upon changes in the Consumer Price Index.

IMPACT OF ACCOUNTING CHANGES

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. This Statement requires that all items that are income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for financial statements for fiscal years beginning after December 15, 1997. The Company does not believe the impact of adoption on its disclosure requirements will be material.

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

         In April 1998, the AcSEC issued Statement of Position ("SOP") 98-5, "Reporting on Costs of Start-Up Activities" which changes the way in which public companies account for start-up costs. The SOP requires most entities, upon adoption, to write off as a cumulative effect of a change in accounting principle any previously capitalized start-up or organizational costs. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Adoption of the SOP is not expected to have a material impact on the Company's financial statements.

YEAR 2000

         The Year 2000 ("Y2K") issue involves the inability of some computers or microprocessors to correctly handle the century change that will occur at midnight, December 31, 1999. The Y2K issue, which also includes a number of related problems, affects nearly every business in the world. The Company's assessment of potential Y2K problems has focused on three areas: (i) the Company's information technology ("IT") systems, (ii) its non-IT systems, and
(iii) its relationships with third parties. The Company has substantially completed an initial assessment of its IT systems' exposure to the Y2K-related problems, and currently believes that its main IT systems, which include billing, accounting, and payroll systems, are Y2K compliant. Although the Company has not tested the Y2K compliance of such systems, such systems have been represented as Y2K compliant by the vendors thereof. Certain less-critical IT systems as well as certain individual computers and associated software are not currently Y2K compliant, however, the Company expects to replace these systems or make them Y2K compliant as needed.

         The Company has also assessed the exposure of its non-IT systems (such as time clocks) to Y2K problems, and does not believe that Y2K issues related to non-IT systems will have a material adverse effect on the Company's results of operations, financial position or cash flows.

         The Company has recently begun an initial assessment of the Y2K readiness of its payors and other third parties with whom it does business, and expects to more fully focus on this aspect of its Y2K compliance during fiscal 1999. The Company expects to contact all material payors and other third parties during calendar 1998 in an attempt to minimize the effect of any Y2K issues that may arise. Despite efforts that the Company may make in this regard, there can be no assurance that the systems of other companies with whom it does business will be compliant.

         To date, the Company has incurred no material expenses related to the Y2K compliance of its IT and non-IT systems. The Company believes that the costs associated with finalizing the Y2K compliance of such systems will not materially increase the Company's future capital expenditures.

         The Company believes that its most likely worst case Y2K scenario is that some of its material third party payors will not be Y2K compliant and will have difficulty processing and paying the Company's bills, which could affect the Company's cash flows. The Company intends to develop a contingency plan to address this scenario, and expects that such a plan would involve assuring the

Company's access to additional capital through, for example, a line of credit. The Company expects to develop this contingency plan during fiscal 1999.


                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         At June 30, 1998, the Company had only cash equivalents, invested in high grade, very short term securities, which are not typically subject to material market risk.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Children's Comprehensive Services, Inc.

We have audited the accompanying consolidated balance sheets of Children's Comprehensive Services, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended June 30, 1998 and June 30, 1997, the three months ended June 30, 1996, and the year ended March 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Children's Comprehensive Services, Inc. and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended June 30, 1998 and June 30, 1997, the three months ended June 30, 1996, and the year ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                    Ernst & Young LLP

Nashville, Tennessee
August 19, 1998,
except for Note R,
as to which the date is September 17, 1998

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                     June 30,
                                                            --------------------------
                                                              1998              1997
                                                            --------          --------
(dollars in thousands)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                              $ 20,067          $ 13,649
     Accounts receivable, net of allowance
            for doubtful accounts of $1,865
            in 1998 and $2,361 in 1997                        17,809            16,252
     Prepaid expenses                                            634               606
     Deferred income taxes                                       525               362
     Other current assets                                      1,577             1,137
                                                            --------          --------
                                  TOTAL CURRENT ASSETS        40,612            32,006

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $7,831 in 1998 and $5,919
     in 1997                                                  37,162            36,345
DEFERRED INCOME TAXES, net of valuation
     allowance of $150 in 1998 and 1997                          785               614
NOTE RECEIVABLE                                                   --               217
COST IN EXCESS OF NET ASSETS ACQUIRED,
     at cost, net of accumulated
     amortization of $53 in 1998 and
     $4 in 1997                                                1,180               372
OTHER ASSETS AND DEFERRED CHARGES, at cost,
     net of accumulated amortization of
     $150 in 1998 and $91 in 1997                                462               214
                                                            --------          --------

                                          TOTAL ASSETS      $ 80,201          $ 69,768
                                                            ========          ========

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                     June 30,
                                                            --------------------------
                                                              1998              1997
                                                            --------          --------
(dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable                                    $  1,901          $  1,658
        Current portion - capital leases                          44                40
        Income taxes payable                                     136               143
        Accrued employee compensation                          5,192             3,062
        Accrued other expenses                                 3,300             3,082
        Deferred revenue                                         172               168
                                                            --------          --------
                          TOTAL CURRENT LIABILITIES           10,745             8,153

LONG TERM DEBT                                                11,450            11,450
OBLIGATION UNDER CAPITAL LEASES                                  161               205
OTHER LIABILITIES                                                 13               265
                                                            --------          --------
                                  TOTAL LIABILITIES           22,369            20,073
                                                            --------          --------
SHAREHOLDERS' EQUITY
        Preferred stock, par value $1.00 per
          share--10,000,000 shares authorized                    -0-               -0-
        Common stock, par value $ .01 per share
          --50,000,000 shares authorized; issued
          and outstanding 8,038,783 shares in 1998
          and 7,916,236 shares in 1997                            80                79
        Additional paid-in capital                            57,820            56,637
        Accumulated (deficit)                                    (68)           (7,021)
                                                            --------          --------
                         TOTAL SHAREHOLDERS' EQUITY           57,832            49,695
                                                            --------          --------

                              TOTAL LIABILITIES AND
                               SHAREHOLDERS' EQUITY          $80,201           $69,768
                                                             =======           =======








                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                Three Months
                                                     Year Ended    Year Ended       Ended      Year Ended
                                                       June 30,      June 30,      June 30,     March 31,
                                                         1998          1997          1996         1996
                                                       --------      --------      -------      --------
(In thousands, except per share amounts)
Revenues:
   Operating revenues                                  $ 90,266      $ 34,812      $ 6,482      $ 23,630
   Management fee income                                  3,733         2,481          566         1,710
                                                       --------      --------      -------      --------
                         TOTAL REVENUES                  93,999        37,293        7,048        25,340
                                                       --------      --------      -------      --------
Operating expenses:
   Employee compensation and benefits                    55,367        22,656        4,139        15,224
   Purchased services and other expenses                 26,610         7,872        1,307         5,095
   Depreciation and amortization                          2,142         1,013          191         1,025
   Related party rent                                       115           101           25           101
                                                       --------      --------      -------      --------
                TOTAL OPERATING EXPENSES                 84,234        31,642        5,662        21,445
                                                       --------      --------      -------      --------

Income from operations                                    9,765         5,651        1,386         3,895
Other (income) expense:
   Interest expense                                         972           359          210           905
   Interest income                                         (777)         (975)         (32)          (36)
   Other income                                          (1,740)          (15)         -0-           -0-
                                                       --------      --------      -------      --------
      TOTAL OTHER (INCOME) EXPENSE, NET                  (1,545)         (631)         178           869
                                                       --------      --------      -------      --------

Income before income taxes and
  extraordinary item                                     11,310         6,282        1,208         3,026
Provision (benefit) for income taxes                      4,357            (8)         311           491
                                                       --------      --------      -------      --------
Income (loss) before extraordinary item                   6,953         6,290          897         2,535
Extraordinary item:
   Loss on early extinguishment of debt,
     net of income tax benefit of $235
    in 1997 and $10 in 1996                                 -0-           377          -0-            54
                                                       --------      --------      -------      --------
                            NET INCOME                 $  6,953      $  5,913      $   897      $  2,481
                                                       ========      ========      =======      ========

Basic earnings per common share:
  Income before extraordinary item                     $    .87      $    .88      $   .16      $    .46
  Extraordinary item                                        -0-          (.05)         -0-          (.01)
                                                       --------      --------      -------      --------
                            NET INCOME                 $    .87      $    .83      $   .16      $    .45
                                                       ========      ========      =======      ========
Diluted earnings per common share:
  Income before extraordinary item                     $    .84      $    .86      $   .15      $    .44
  Extraordinary item                                        -0-          (.05)         -0-          (.01)
                                                       --------      --------      -------      --------
                            NET INCOME                 $    .84      $    .81      $   .15      $    .43
                                                       ========      ========      =======      ========

Weighted average shares outstanding:
   Basic                                                  7,983         7,096        5,565         5,515
   Diluted                                                8,233         7,322        5,910         5,743







                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                               Common Stock,
                                              $.01 par value         Additional                  Total
                                         -----------------------       Paid-In    Accumulated  Shareholders'
                                           Shares        Amount       Capital     (Deficit)      Equity
                                         ----------      -------      -------     --------      -------
(dollars in thousands)
Balance at April 1, 1995                  5,502,471      $    55      $25,389     $(16,312)     $ 9,132
   Stock issued:
     Exercise of options                     22,875          -0-           63                        63
   Stock redeemed:
     Fractional shares redeemed from
     one for two reverse split                  (40)         -0-          -0-                       -0-
   Warrant adjustment                                                      16                        16
   Stock registration costs                                               (27)                      (27)
   Net income for the year                                                           2,481        2,481
                                         ----------      -------      -------     --------      -------
Balance at March 31, 1996                 5,525,306           55       25,441      (13,831)      11,665
   Stock issued:
     Exercise of warrant                     50,000          -0-          100                       100
     Exercise of options                     66,059            1          116                       117
   Net income for the period                                                           897          897
                                         ----------      -------      -------     --------      -------
Balance at June 30, 1996                  5,641,365           56       25,657      (12,934)      12,779
   Stock issued:
     Exercise of options                     56,893            1           63                        64
     Public offering,
       net of issue costs of $1,841       1,575,000           16       23,343                    23,359
     Acquisition of assets of
       Vendell Healthcare, Inc.             642,978            6        7,593                     7,599
   Stock registration costs                                               (19)                      (19)
   Net income for the year                                                           5,913        5,913
                                         ----------      -------      -------     --------      -------
Balance at June 30, 1997                  7,916,236           79       56,637       (7,021)      49,695
   Stock issued:
     Exercise of options                     58,789          -0-           98                        98
     Exercise of warrant                      5,758          -0-           30                        30
     Acquisition of Chad                     58,000            1        1,065                     1,066
   Stock registration costs                                               (10)                      (10)
   Net income for the year                                                           6,953        6,953
                                         ----------      -------      -------     --------      -------
Balance at June 30, 1998                  8,038,783      $    80      $57,820     $    (68)     $57,832
                                         ==========      =======      =======     ========      =======





                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Three Months
                                             Year Ended   Year Ended      Ended     Year Ended
                                              June 30,      June 30,     June 30,    March 31,
                                                1998          1997        1996         1996
                                              --------      --------      -----      -------
(in thousands)
OPERATING ACTIVITIES
   Net income                                 $  6,953      $  5,913      $ 897      $ 2,481
   Adjustments to reconcile net income to
        net cash provided by operating
        activities:
     Deferred income taxes                        (334)       (1,101)       -0-          -0-
     Depreciation                                1,973           935        191          775
     Amortization                                  169            78        -0-          250
     Amortization of deferred loan costs            33            31         14           74
     Provision for bad debts                     1,329          (155)       -0-           38
     Other                                         -0-            (7)       -0-           19
     Loss on early extinguishment of debt          -0-           119        -0-           64
   Changes in operating assets and
    liabilities, net of effects from
         purchase of assets of Vendell
         Healthcare, AR&D and Chad:
     Accounts receivable                        (2,732)       (1,928)       451       (1,113)
     Prepaid expenses                               18           224          3          (37)
     Other current assets                         (223)         (509)      (150)        (120)
     Accounts payable                              207            16       (118)         -0-
     Accrued employee compensation               2,063           (72)      (573)         854
     Accrued other expenses                        884         1,591        (53)         (25)
     Income taxes payable                           (7)         (349)       181          242
     Deferred revenue                                3             8        -0-          (23)
     Other liabilities                            (267)         (298)       (78)           2
                                              --------      --------      -----      -------
                  NET CASH PROVIDED BY
                  OPERATING ACTIVITIES          10,069         4,496        765        3,481
                                              --------      --------      -----      -------

INVESTING ACTIVITIES
   Purchase of assets of Vendell
     Healthcare, Inc.                             (709)      (19,477)       -0-          -0-
   Purchase of assets of AR&D, Inc.                -0-          (999)       -0-          -0-
   Purchase of property and equipment           (2,217)       (2,458)       (68)        (252)
   Proceeds from sale of property and
     Equipment                                     866            11        -0-           38
   Other assets                                   (467)         (138)        (2)         (18)
   Purchase of Chad Youth Center                (1,202)          -0-        -0-          -0-
                                              --------      --------      -----      -------

                     NET CASH (USED) BY
                   INVESTING ACTIVITIES       $ (3,729)     $(23,061)     $ (70)     $  (232)
                                              --------      --------      -----      -------

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                            Three Months
                                           Year Ended       Year Ended          Ended         Year Ended
                                            June 30,          June 30,         June 30,        March 31,
                                              1998              1997             1996             1996
                                            --------          --------          -------          -------
FINANCING ACTIVITIES
   Proceeds from revolving lines
     of credit, long-term
     borrowings and capital lease
     obligations                            $    -0-          $ 11,695          $   -0-          $ 3,436
   Principal payments on revolving
     lines of credit, long-term
     borrowings and capital lease
     obligations                                 (40)           (6,206)             (47)          (3,612)
   Principal payments on notes
     payable and long-term
     borrowings - related parties                -0-               -0-              -0-             (731)
   Proceeds from issuance of Common
     Stock, net                                  128            23,423              217               63
   Stock registration costs                      (10)              (19)             -0-              (27)
                                            --------          --------          -------          -------
      NET CASH PROVIDED (USED) BY
               FINANCING ACTIVITIES               78            28,893              170             (871)
                                            --------          --------          -------          -------
INCREASE IN CASH AND CASH
   EQUIVALENTS                                 6,418            10,328              865            2,378
   Cash and cash equivalents at
     beginning of period                      13,649             3,321            2,456               78
                                            --------          --------          -------          -------
         CASH AND CASH EQUIVALENTS
                  AT END OF PERIOD          $ 20,067          $ 13,649          $ 3,321          $ 2,456
                                            ========          ========          =======          =======

SUPPLEMENTAL INFORMATION
   Income taxes paid                        $  4,569          $  1,107          $   -0-          $   239
   Interest paid                                 963               309            1,183              829









                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business -- Children's Comprehensive Services, Inc. and its subsidiaries (the Company) provide a broad range of services, with emphasis on education, treatment and juvenile justice services for at risk and troubled youth, primarily to federal, state and local governmental entities charged with the responsibility for providing such services. The Company offers these services through the operation and management of education and treatment programs and both open and secured residential treatment centers in Alabama, Arkansas, California, Florida, Kentucky, Louisiana, Michigan, Montana, Tennessee, Texas and Utah. The Company also provides consulting, management and marketing services to other entities, including a not-for-profit corporation which provides similar services.

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

         Cost in Excess of Net Assets Acquired -- The cost in excess of net assets acquired is amortized using the straight-line method over fifteen years.

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

         Long-Lived Assets -- Financial Accounting Standards Board Statement ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Accordingly, when indicators of impairment are present, the Company periodically evaluates the carrying value of property and equipment and intangibles.

         Stock Based Compensation -- The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

         Net Income Per Common Share -- Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share". Pursuant to this adoption, the company has restated earnings per share for all prior periods. The computation of basic net income per common share is based on the weighted average number of shares outstanding. Diluted net income per common share includes the effect of common stock equivalents, consisting of dilutive stock options and warrants.

         Income Taxes -- Income taxes are accounted for under the provisions of SFAS No. 109, "Accounting for Income Taxes". Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE B--ACQUISITIONS AND MERGERS

         In April 1997, the Company acquired substantially all the assets of AR&D, Inc. ("ARD"). Based in Riverside, California, ARD operated two schools for special education children. The acquisition has been accounted for as a purchase. The total consideration paid was approximately $999,000. Cost in excess of net assets acquired of approximately $376,000 will be amortized over fifteen years. Operations of ARD have been included in the consolidated income statements since April 1997.

         In June 1997, the Company acquired substantially all the assets of Vendell Healthcare, Inc. and its subsidiaries ("Vendell"). Based in Nashville, Tennessee, Vendell operated residential facilities for adolescents and adults. The residential facilities are located in seven states. The Vendell asset acquisition was accounted for as a purchase. The total consideration paid consisted of approximately $19,477,000 in cash and $7,600,000 (642,978 shares) in shares of the Company's Common Stock. The $19,477,000 in cash included approximately $7,077,000 used by the Company to purchase the net working capital of Vendell. The difference of $709,000 between the final net working capital of Vendell and the amount which was estimated at closing is included in accrued other expenses at June 30, 1997.

         The Company's financial statements for the year ended June 30, 1997, for the three months ended June 30, 1996 and for the year ended March 31, 1996 do not include the results of operations for Vendell for the periods prior to June 2, 1997, the effective date of the acquisition. The following summarizes the unaudited consolidated pro forma results of operations, assuming the acquisition had occurred at the beginning of the fiscal year ended June 30, 1997:

                                            Year Ended         Twelve Months Ended
                                           June 30, 1997          June 30, 1996
                                           -------------          ---------------
            Revenue                         $85,451,000            $ 83,486,000
            Income before
              extraordinary item              9,804,000             (24,732,000)
            Net income                        9,356,000             (24,786,000)
            Net income per
              common share                  $      1.18            $      (3.77)


         In January 1998, the Company effected a merger with Ventures Healthcare of Gainesville, Inc. ("Ventures"). Ventures provides management services to Community Mental Health Centers and other not for profit entities. The merger was accounted for as a pooling of interests. The Company's financial statements have been restated for all periods presented to reflect the merger. The Company issued 146,580 shares of common stock pursuant to this transaction.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE B--ACQUISITIONS AND MERGERS (continued)

         The following is a summary of results of operations of the separate pooled entities for the merger effected in fiscal 1998 for periods prior to the business combination.

                               Six Months              Three Months
                                 Ended     Year Ended     Ended     Year Ended
                              December 31,  June 30,    June 30,     March 31,
                                  1997        1997        1996         1996
                                 ------      ------       -----       ------
Net revenue
   As reported                  $43,180     $36,188      $6,793      $24,666
   Ventures                         590       1,105         255          674
                                -------     -------      ------      -------
   Combined                     $43,770     $37,293      $7,048      $25,340
                                =======     =======      ======      =======

Extraordinary items
   As reported                              $   377                  $    54

Net income
   As reported                  $ 2,043     $ 5,646      $  853      $ 2,524
   Ventures                         137         267          44          (43)
                                -------     -------      ------      -------
   Combined                     $ 2,180     $ 5,913      $  897      $ 2,481
                                =======     =======      ======      =======

         In February 1998, the Company acquired Chad Youth Enhancement Center, Inc. ("Chad"), a 46 bed residential treatment center located in Ashland City, Tennessee for $1.2 million in cash and $1.1 million (58,000 shares) of the Company's Common Stock. This transaction has been accounted for as a purchase. Cost in excess of net assets acquired of approximately $857,000 will be amortized over fifteen years. Pro forma results of operations for fiscal 1998 and 1997 as if the acquisition had occurred on July 1, 1996 would not differ materially from reported amounts.

         In March 1998, the Company exchanged its Houston, Texas facility for a similar facility located in Longview, Texas plus $3 million in cash. The Company realized a gain on the exchange in the amount of $1,530,000.

NOTE C--PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                                         June 30,
                                                               ---------------------------
                                                                   1998           1997
                                                               -----------     -----------
Land and improvements                                          $ 3,516,000     $ 3,387,000
Buildings and improvements                                      34,810,000      33,613,000
Furniture and equipment                                          6,661,000       4,942,000
Construction in progress                                             6,000         322,000
                                                               -----------     -----------
                                                                44,993,000      42,264,000
Less accumulated depreciation                                   (7,831,000)     (5,919,000)
                                                               -----------     -----------
                                                               $37,162,000     $36,345,000
                                                               ===========     ===========

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE D--CAPITAL LEASE OBLIGATIONS

         Equipment under capital leases of $205,000 and $245,000 has been included in property and equipment as of June 30, 1998 and 1997. The related accumulated amortization balances totaled $40,000 and $-0-, respectively.

         Future minimum payments, by fiscal year and in the aggregate, under the capital leases are as follows:

      1999                                                            $ 62,000
      2000                                                              62,000
      2001                                                              62,000
      2002                                                              63,000
                                                                      --------
      Total minimum lease payments                                     249,000
      Amount representing interest                                     (44,000)
                                                                      --------
      Present value of minimum lease payments
       (including $44,000 classified as
        current)                                                      $205,000
                                                                      ========

NOTE E--NOTE RECEIVABLE

         In September 1995, the Company sold its idle residential treatment center in Ramona, California for $255,000, receiving cash and a note receivable of $217,000 bearing interest at 7% per annum. The note receivable is due in September 1998. The Company realized a gain of $67,000 on the sale of this property. Of this amount, $10,000 was recognized as income during the year ended March 31, 1996. The balance, $57,000, will be recognized as income upon collection of the underlying note receivable.

NOTE F--HELICON INCORPORATED

         Helicon, Inc. ("Helicon"), a 501(c)(3) tax exempt corporation not affiliated with the Company, operates youth treatment programs in California and youth education programs in Tennessee. The majority of youth in Helicon youth treatment programs are also involved in the Company's educational treatment programs.

         The Company provides management and marketing services to Helicon for which it is entitled to a management fee in the amount of 6% of the monthly gross revenue of Helicon's programs. The management agreement expires September 1, 1999. Management fee income totaled $1,293,000, $1,289,000 and $1,036,000 for the years ended June 30, 1998, June 30, 1997, and March 31, 1996, respectively, and $311,000 for the three months ended June 30, 1996. Additional management fee income of $217,000 for the year ended March 31, 1996 was not recognized due to the inability of Helicon to pay this amount. During fiscal 1998, Helicon paid the $217,000, receipt of which was recorded in other income.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE F--HELICON INCORPORATED (continued)

         The Company also leases real property to Helicon. Real estate and improvements with a cost of $10,290,000 and a carrying value of $8,444,000 were leased, under operating lease arrangements, to Helicon at June 30, 1998. Future minimum rental income due under these operating leases as of June 30, 1998 is as follows:

        Year ending June 30:

        1999                                                                    $   921,000
        2000                                                                        857,000
        2001                                                                        857,000
        2002                                                                        857,000
        2003 and thereafter                                                      12,369,000
                                                                                -----------
        Total                                                                   $15,861,000
                                                                                ===========

         Lease income totaled $946,000, $892,000 and $857,000 for the years ended June 30, 1998, June 30, 1997 and March 31, 1996 , respectively, and $214,000 for the three months ended June 30, 1996.

         Prior to fiscal 1995, Helicon was unable to pay either management fees or lease payments. Additionally, the Company advanced Helicon $1,024,000 during fiscal 1994 and $1,145,000 during fiscal 1993. At June 30, 1998, unpaid management fees, lease payments and advances due the Company totaled $5,371,000. Additionally, interest due but not recognized on these past due obligations totaled $2,076,000. The total amount due, $7,447,000, has been fully reserved by the Company. Based on the current level of operations being maintained by Helicon, management does not anticipate collecting any of these amounts. Future payments received on these amounts, if any, will be recognized by the Company on the cash basis.

         Helicon has obtained through First American National Bank ("FANB") a $1 million revolving line of credit. This line of credit bears interest at prime + 3/4% (9.25% at June 30, 1998) and matures in October 1998. The Company facilitated Helicon in this process by agreeing to guarantee Helicon's performance under the line of credit. At June 30, 1998, the balance outstanding under Helicon's line of credit was $12,000.

NOTE G--LINE OF CREDIT

         In November 1996, the Company entered into a loan and security agreement with FANB. Under the terms of this agreement, FANB has made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $13,000,000. The initial term of the agreement extends through November 1, 1999. The credit facility bears interest at either (i) the one, two or three month LIBOR rate plus an applicable margin, which ranges between 1.35% and 2.10% and is dependent on the ratio of funded debt to operating earnings or (ii) FANB's index rate, at the Company's option. The line of credit is secured primarily by the Company's accounts receivable and equipment.

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

NOTE H--LONG TERM DEBT

         During fiscal 1997, the Company used approximately $6,158,000 of the net proceeds from its public offering of stock (See Note J) to prepay all of the Company's outstanding indebtedness to National Health Investors, Inc. ("NHI"). The Company incurred a prepayment penalty of approximately $493,000, and wrote off deferred loan costs of approximately $119,000, in connection with the early extinguishment of the NHI loan. During fiscal 1996, the Company made unscheduled principal payments of approximately $708,000 towards the T. Rowe Price Strategic Partners Fund II, L.P.("Strategic Partners") loan, resulting in the retirement of the remaining obligation under that loan. The Company wrote off deferred loan costs of approximately $64,000 in connection with the early extinguishment of the Strategic Partners loan.

         In June 1997, the Company borrowed $11,450,000 under its line of credit with FANB (See Note G) to partially fund the cash portion of the Vendell asset purchase. (See Note B.) This amount bears interest at LIBOR plus the applicable margin (7.31% at June 30, 1998).

Future principal maturities of long-term debt are as follows at June 30, 1997:

                  Year Ending June 30:
                  1999                                               $       -0-
                  2000                                                11,450,000
                                                                     -----------
                  Total                                               11,450,000
                  Less current portion                                       -0-
                                                                     -----------
                  Total long-term                                    $11,450,000
                                                                     ===========

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE I--INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1998 and June 30, 1997 are as follows:

                                                                                                   June 30,
                                                                                       --------------------------------
                                                                                           1998                 1997
                                                                                       -----------          -----------
     Deferred tax liabilities:
       Depreciation and amortization                                                   $    93,000          $   421,000
       Other                                                                               125,000              125,000
                                                                                       -----------          -----------
     Total deferred tax liabilities                                                        218,000              546,000
                                                                                       -----------          -----------
     Deferred tax assets:
       Net operating loss and credit
          carryforwards                                                                  1,130,000            1,289,000
       Accrued expenses                                                                    526,000              361,000
       Other                                                                                22,000               22,000
                                                                                       -----------          -----------
     Total deferred tax assets                                                           1,678,000            1,672,000
       Valuation allowance for deferred
          tax assets                                                                      (150,000)            (150,000)
                                                                                       -----------          -----------
     Net deferred tax assets                                                             1,528,000            1,522,000
                                                                                       -----------          -----------
     Net deferred tax liabilities (assets)                                             $(1,310,000)         $  (976,000)
                                                                                       ===========          ===========

        Management has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets. Based upon taxable income in prior carryback years and from the forecast of future pretax book income, management believes that $1,528,000 of the deferred tax assets will be realized. Accordingly, a valuation allowance of $150,000 has been recorded for certain net operating loss carryforwards which will not likely be realized.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE I--INCOME TAXES (continued)

Income tax expense (benefit) is allocated in the financial statements as follows:

                                                            Three Months
                                Year Ended     Year Ended      Ended      Year Ended
                                 June 30,        June 30,     June 30,     March 31,
                                   1998           1997          1996          1996
                                ----------     ---------      --------     ---------
Income before extraordinary
  item                          $4,357,000     $  (8,000)     $311,000     $ 491,000
Extraordinary item                     -0-      (235,000)          -0-       (10,000)
                                ----------     ---------      --------     ---------
Total                           $4,357,000     $(243,000)     $311,000     $ 481,000
                                ==========     =========      ========     =========

      The provision (benefit) for income taxes applicable to income before extraordinary item is as follows:

                                                            Three Months
                                Year Ended     Year Ended      Ended      Year Ended
                                 June 30,        June 30,     June 30,     March 31,
                                   1998           1997          1996          1996
                                ----------     ---------      --------     ---------
Current:
  Federal                       $3,808,000     $ 718,000      $283,000     $ 364,000
  State                            883,000       375,000        28,000       127,000
                                ----------     ---------      --------     ---------
                                 4,691,000     1,093,000       311,000       491,000
                                ----------     ---------      --------     ---------
Deferred:
  Federal                         (247,000)   (1,100,000)          -0-           -0-
  State                            (87,000)       (1,000)          -0-           -0-
                                ----------     ---------      --------     ---------
                                  (334,000)   (1,101,000)          -0-           -0-
                                ----------     ---------      --------     ---------
Provision (benefit) for
  income taxes                  $4,357,000     $  (8,000)     $311,000     $ 491,000
                                ==========     =========      ========     =========

         The reconciliation of income tax attributable to income before the extraordinary item computed at the federal statutory tax rate of 35% for the year ended June 30, 1998 and 34% for the year ended June 30, 1997, the three months ended June 30, 1996, and the year ended March 31, 1996 to income tax expense benefit) is as follows:

                                                            Three Months
                                Year Ended     Year Ended      Ended        Year Ended
                                 June 30,       June 30,      June 30,       March 31,
                                   1998          1997           1996           1996
                                ----------    ----------      --------     -----------
Income tax expense at
  federal statutory rate        $3,959,000    $2,045,000      $396,000     $ 1,043,000
Change in valuation
  allowance                            -0-    (1,877,000)     (363,000)       (648,000)
Provision for (reversal
  of) previously recorded
  tax accruals                    (141,000)     (478,000)      259,000             -0-
State income tax, net of
  federal benefit                  517,000       258,000        19,000          84,000
Nondeductible expenses              22,000        44,000           -0-          12,000
                                ----------    ----------      --------     -----------
Provision (benefit) for
  income taxes                  $4,357,000    $   (8,000)     $311,000     $   491,000
                                ==========    ==========      ========     ===========

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE I--INCOME TAXES (continued)

         At June 30, 1998, the Company had regular tax net operating loss carryforwards of $2,449,000 which expire from 2002 through 2010. Utilization of $1,799,000 of the net operating loss carryforwards is subject to an annual limitation of $1,463,000 pursuant to Internal Revenue Code Section 382. Utilization of $650,000 of the net operating loss carryforwards is subject to an annual limitation of $40,000 pursuant to Internal Revenue Code Section 382.

NOTE J--SHAREHOLDERS' EQUITY

Public Offering of Stock -- On August 22, 1996, the Company completed a public offering of 2,645,000 shares of Common Stock, 1,575,000 shares of which were sold by the Company and 1,070,000 shares of which were sold by certain shareholders of the Company. Net proceeds to the Company, after underwriting discount and offering expenses, were approximately $23,359,000.

Reverse Stock Split -- Effective March 21, 1996, the Company effected a 1 for 2 reverse stock split, whereby each two shares of the Company's $.01 par value Common Stock were exchanged for one share. The number of shares and per share amounts in the consolidated financial statements for the year ended March 31, 1996 reflect the reverse stock split.

Warrants -- The following table sets forth outstanding warrants as of June 30, 1998, June 30, 1997, June 30, 1996 and March 31, 1996 for the purchase of the Company's Common Stock:

                                                                           Weighted Average
                                                              Exercise        Exercise
        Warrants                         Shares                Prices          Price
        --------                         ------                ------          -----
Outstanding at March 31, 1996             59,616             $2.00-5.20       $   2.52
     Granted                                  --                   --               --
     Exercised                           (50,000)                2.00             2.00
     Expired/Exchanged                        --                   --               --
                                         -------             ----------       --------
Outstanding at June 30, 1996               9,616                 5.20             5.20
     Granted                                  --                   --               --
     Exercised                                --                   --               --
     Expired/Exchanged                        --                   --               --
                                         -------             ----------       --------
Outstanding at June 30, 1997               9,616                 5.20         $   5.20
     Granted                                  --                   --               --
     Exercised                             5,758                 5.20             5.20
     Expired/Exchanged                        --                   --               --
                                         -------             ----------       --------
Outstanding at June 30, 1998               3,858             $   5.20         $   5.20
                                         =======             ----------       --------

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE J--SHAREHOLDERS' EQUITY (continued)

Stock Options -- The following table sets forth outstanding stock options under the Company's stock option plans as of June 30, 1998, June 30, 1997, June 30, 1996, and March 31, 1996 for the purchase of the Company's Common Stock:

                                                                                   Weighted Average
                                                                Exercise               Exercise
        Options                           Shares                 Prices                  Price
        -------                           ------                 ------                  -----
Outstanding at March 31, 1995             395,175             $   .62-8.00             $    4.99
     Granted                               89,250                     5.25                  5.25
     Exercised                            (22,875)              1.125-5.75                  2.77
     Forfeited                            (47,500)               7.00-8.00                  7.05
                                         --------             -------------            ---------
Outstanding at March 31, 1996             414,050                 .62-7.00                  3.38
     Granted                               64,500                    15.38                 15.38
     Exercised                            (66,059)                .62-5.25                  1.92
     Forfeited                                 --                       --                    --
                                         --------             -------------            ---------
Outstanding at June 30, 1996              412,491                .62-15.38                  5.49
     Granted                              235,250              12.00-18.00                 13.18
     Exercised                            (56,893)                .62-5.25                   .96
     Forfeited                             (2,398)              5.25-15.38                  7.78
                                         --------             -------------            ---------
Outstanding at June 30, 1997              588,450             $  .62-18.00             $    8.99
     Granted                              170,500              17.64-18.25                 17.72
     Exercised                            (58,789)               .62-15.38                  1.67
     Forfeited                             (5,874)              5.25-15.38                 13.96
                                         --------             -------------            ---------
Outstanding at June 30, 1998              694,287             $ 1.50-18.25             $   11.72
                                         ========             -------------            ---------


Options exercisable and shares available for future grant are as follows:

                                    June 30,         June 30,          June 30,         March 31,
                                      1998             1997              1996              1996
                                    --------         --------          --------         ---------
Options exercisable                 371,091          295,785           295,009           336,050
Shares available for
     grant                          767,825          338,848           506,700           571,200

         The following table summarizes information about stock options outstanding at June 30, 1998:

                          Options Outstanding                                                      Options Exercisable
---------------------------------------------------------------------------------------     --------------------------------
                          Number                                                                Number
                      Outstanding at             Weighted                  Weighted         Exercisable at       Weighted
    Range of             June 30,           Average Remaining          Average Exercise        June 30,           Average
Exercise Prices            1998             Contractual Life                 Price               1998         Exercise Price
----------------------------------------------------------------------------------------------------------------------------

 $  1.50-3.25             92,275                   5                        $ 3.22              92,275             $ 3.22
    5.25-7.00            138,739                   4                          5.94             137,739               5.94
  12.00-18.25            463,273                   8                         15.15             141,077              14.60
 ------------            -------                                                               -------
 $ 1.50-18.25            694,287                                                               371,091
                         =======                                                               =======

         Options exercisable at June 30, 1997, June 30, 1996 and March 31, 1996 had weighted average exercise prices of $5.41, $3.37 and $2.95 respectively.

         The Company's 1987 Employee Stock Option Plan expired June 2, 1997, and no additional options will be awarded under that plan. The Company's 1997 Stock Incentive Plan was approved by the Company's shareholders at the 1997 Annual Meeting.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE J--SHAREHOLDERS' EQUITY (continued)

The following table summarizes common shares reserved at June 30, 1998:

            Warrants                                                           3,858
            1987 Employee Stock Option Plan                                  432,112
            l989 Stock Option Plan for Non-Employee Directors                 30,000
            1997 Stock Incentive Plan                                      1,000,000
                                                                           ---------
                  Total common shares reserved                             1,465,970
                                                                           =========

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

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended June 30, 1998, June 30, 1997, March 31, 1996 and the three months ended June 30, 1996: risk-free interest rate of 7.50%; no annual dividend yield; volatility factor of .477 based on daily closing prices for the year; and an expected option life of 6 years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                     Year Ended  Year Ended  Three Months Ended   Year Ended
                                       June 30,    June 30,        June 30,        March 31,
                                         1998        1997           1996              1996
                                      ----------  ----------  -----------------     ---------

Pro forma net income                    $5,745      $5,531        $  845             $2,386
Pro forma earnings per share
        Basic                           $  .72      $  .78        $  .15             $  .43
        Diluted                            .70         .76           .14                .42

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE J--SHAREHOLDERS' EQUITY (continued)

         Because SFAS No. 123 is applicable only to options granted subsequent to March 31, 1995, its pro forma effect was not fully reflected until 1998. The weighted average fair value per share for options granted during the years ended June 30, 1998, June 30, 1997, and March 31, 1996, and the three months ended June 30, 1996 totaled $9.94, $8.79, $10.45 and $3.02, respectively. The estimated remaining contractual life of options outstanding is 8 years.

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

NOTE K--EARNINGS PER COMMON SHARE

Effective October 1, 1997, the Company adopted SFAS No. 128, "Earnings per Share". Pursuant to this adoption, the Company has restated earnings per share for all prior periods.

Pursuant to the company effecting a merger with Ventures effective January 1, 1998 which was accounted for as a pooling of interests, the Company has restated earnings per share for all prior periods.

The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three Months
                                Year Ended     Year Ended       Ended       Year Ended
                                 June 30,        June 30,      June 30,      March 31,
                                   1998           1997           1996          1996
                                ----------     ----------     ----------     ----------
Numerator
 Numerator for basic and
 diluted income per share
   Income before extra-
   ordinary items               $6,953,000     $6,290,000     $  897,000     $2,535,000
   Extraordinary item                    0        377,000              0         54,000
                                ----------     ----------     ----------     ----------
 Net income                     $6,953,000     $5,913,000     $  897,000     $2,481,000
                                ==========     ==========     ==========     ==========

Denominator
 Denominator for basic
 income per share-weighted-
 -average shares                 7,982,624      7,096,436      5,565,105      5,514,889
 Effect of dilutive
  stock options and
  warrants                         250,618        225,417        344,844        227,758
                                ----------     ----------     ----------     ----------
 Denominator for diluted
 income per share-adjusted
 weighted-average shares         8,233,242      7,321,853      5,909,949      5,742,647
                                ==========     ==========     ==========     ==========

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE K--EARNINGS PER COMMON SHARE (continued)

                                                            Three Months
                                Year Ended     Year Ended      Ended      Year Ended
                                 June 30,        June 30,     June 30,     March 31,
                                   1998           1997          1996          1996
                                ----------     ---------      --------     ---------
Income per share-basic
 Income before extra-
 ordinary item                  $     0.87     $    0.88      $   0.16     $    0.46
 Extraordinary item                   0.00         (0.05)         0.00         (0.01)
                                ----------     ---------      --------     ---------

 Net income                     $     0.87     $    0.83      $   0.16     $    0.45
                                ==========     =========      ========     =========

Income per share-diluted
 Income before extra-
 ordinary item                  $     0.84     $    0.86      $   0.15     $    0.44
 Extraordinary item                   0.00         (0.05)         0.00         (0.01)
                                ----------     ---------      --------     ---------
 Net income                     $     0.84     $    0.81      $   0.15     $    0.43
                                ==========     =========      ========     =========

Securities that could potentially dilute basic income per share in the future that were not included in the computation of diluted income per share because to do so would have been antidilutive for fiscal 1998 were 44,250 shares.

NOTE L--EMPLOYEE BENEFIT PLAN

         The Company has a Salary Reduction Plan under section 401(k) of the Internal Revenue Code. Under this plan, employees paid on a salary only basis may defer not less than 1% and not more than 20% of pre-tax compensation each year, subject to Internal Revenue Service limitations, through contributions to a designated investment fund. Under the provisions of the plan, the Company may contribute a discretionary amount to be determined each year. No discretionary contributions have been made under the plan. Administrative costs under the plan totaled $25,000, $25,000 and $17,000 for the years ended June 30, 1998, June 30, 1997, and March 31, 1996, respectively, and $1,000 for the three months ended June 30, 1996.

NOTE M--COMMITMENTS

         The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of June 30, 1998:

               Year ending June 30:
               1999                                                   $1,467,000
               2000                                                    1,100,000
               2001                                                      765,000
               2002                                                      665,000
               2003 and thereafter                                       339,000
                                                                      ----------
               TOTAL                                                  $4,336,000
                                                                      ==========

         Certain of the leases have renewal options of up to 5 years. Total rental expense for all operating leases and other rental arrangements for the years ended June 30, 1998, June 30, 1997 and March 31, 1996 was $2,301,000,
$896,000 and $587,000, respectively, and $167,000 for the three months ended June 30, 1996. Aggregate future minimum rentals to be received under noncancelable subleases totaled approximately $136,000 at June 30, 1998.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE N--CONTINGENCIES

California Department of Social Services Audit -- In December 1992, the Company received an audit report from the California Department of Social Services alleging overpayments of approximately $315,000 at its 6-bed group homes for the years 1991 and 1992. The Company is contesting this determination and filed a rate protest with the Department of Social Services in February 1993. An Informal Hearing was concluded in October 1995. The Hearing Auditors' Report of Findings was issued in March 1996, and in April 1996, the Company filed a Request for Formal Hearing. The Formal Hearing has been completed, and the final briefing to the Judge was filed in June 1998. The Company is currently awaiting the Judge's Report of Findings. A provision for liability of approximately $201,000 is included in accrued other expenses at June 30, 1998 and 1997.

Texas Litigation -- In March 1998, a petition was filed in the District Court of Harris County, Texas against the Company primarily alleging negligence in connection with a suicide at the Company's former Houston facility and is seeking unspecified damages. While the Company intends to defend the litigation vigorously, management is unable, at this time, to estimate the effect of any settlement or advance judgement on the results of operation or financial condition of the Company. The Company has insurance coverage which it anticipates will limit any potential exposure. During fiscal 1998, the Company also experienced two suicides at its Montana facility. No claims have been filed with respect to either suicide.

Other Litigation -- The Company is involved in various other legal proceedings, none of which are expected to have a material effect on the Company's financial position or results of operations.

NOTE O--RELATED PARTY TRANSACTIONS

         In September 1994, Strategic Partners renewed, for a term of five years, the $1,000,000 balance outstanding under a 12%, one-year term loan made to the Company in September 1993. During fiscal 1996, the Company made unscheduled principal payments of approximately $708,000 that retired the outstanding balance under this loan. The Company wrote off deferred loan costs of approximately $64,000 in connection with the early extinguishment of the Strategic Partners loan. David L. Warnock, a director of the Company, served as a consultant to Strategic Partners until December 31, 1997 and formerly was President of T. Rowe Price Strategic Partners II, L.P., the general partner of Strategic Partners.

         During fiscal 1995 the Company entered into a one-year agreement with School Improvement Services, Inc. ("SIS") for marketing and consulting services; Joseph A. Fernandez, Ed.D. ("Dr. Fernandez"), a director of the Company, formerly served as President and Chief Executive Officer of School Improvement Services, Inc. Compensation under this agreement consisted of a fee of $50,000 and warrants for 8,000 shares of the Company's Common Stock, exercisable at $6.25 per share. Pursuant to certain provisions of this agreement, the number of shares issuable under this warrant was, during fiscal 1996, adjusted to 9,616, at a purchase price of $5.20 per share. The Company recognized consulting expense of approximately $16,000 associated with this adjustment during fiscal 1996. During fiscal 1997, pursuant to the dissolution of SIS, the outstanding warrant for 9,616 shares was allocated to the two principals of SIS. Pursuant to this allocation, Dr. Fernandez was issued a warrant for 3,858 shares of the Company's Common Stock, exercisable through September 30, 2004 at $5.20 per share.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE O--RELATED PARTY TRANSACTIONS (continued)

         This agreement was renewed during fiscal 1996 for the period of October 1, 1995 through June 30, 1996. Compensation under this agreement during the renewal period consisted of monthly payments of approximately $4,000. Payments under this agreement during fiscal 1996, including reimbursable expenses, totaled $52,000 and $13,000 for the three months ended June 30, 1996.

         In June 1996, the Company entered into a one-year agreement with Joseph Fernandez and Associates, Inc. for marketing and consulting services. Dr. Fernandez serves as President of Joseph Fernandez and Associates, Inc. This agreement was continued on a month to month basis from July 1997 until its termination in March 1998. Payments under this agreement during fiscal 1998 and 1997, including reimbursable expenses, totaled $33,000 and $50,000, respectively.

         The Company rents certain operating properties from Amy S. Harrison and Martha A. Petrey, Ph.D., officers and directors of the Company. Payments under these month-to-month rental arrangements totaled $115,000, $101,000 and $101,000 for the years ended June 30, 1998, June 30, 1997, and March 31, 1996, respectively and $25,000 for the three months ended June 30, 1996.

NOTE P--SIGNIFICANT CUSTOMERS

         Much of the Company's revenues are attributable to contracts with state and local government and governmental agencies. Such contracts are typically subject to renewal annually. Contract renewal is affected by the quality and type of services provided by the Company.

         The following summarizes those customers from which in excess of 10% of the Company's youth services revenues were derived:

                                                                                            % of Operating
                          Customer                             Revenue                          Revenue
                          --------                             -------                          -------
Year Ended          None
June 30, 1998

Year Ended          Riverside County
June 30, 1997         Office of Education                     $5,822,000                           17%
                    State of Tennessee                         4,127,000                           12
                                                              ----------                           --
                                                              $9,949,000                           29%
                                                              ==========                           ==

Three Months        Riverside County
Ended                 Office of Education                     $1,244,000                           19%
June 30, 1996       State of Tennessee                           881,000                           14
                                                              ----------                           --
                                                              $2,125,000                           33%
                                                              ==========                           ==

Year Ended          Riverside County
March 31, 1996        Office of Education                     $5,360,000                           23%
                    State of Tennessee                         3,612,000                           15
                                                              ----------                           --
                                                              $8,972,000                           38%
                                                              ==========                           ==

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE Q--UNAUDITED FINANCIAL INFORMATION

         In March 1997, the Board of Directors voted to change the Company's fiscal year end from March 31 to June 30, effective with the three month period ended June 30, 1996. Unaudited financial information for the three month period ended June 30, 1995 is as follows:

                                                                       Three Months Ended
           Statement of Income                                            June 30, 1995
           -------------------                                            -------------
(dollars in thousands, except per
  share amounts)
Revenues:
   Operating revenues                                                        $5,518
   Management fee income                                                        235
                                                                             ------
                           TOTAL REVENUES                                     5,753
                                                                             ------
Operating expenses:
   Employee compensation and benefits                                         3,459
   Purchased services and other expenses                                      1,209
   Depreciation and amortization                                                264
   Related party rent                                                            25
                                                                             ------
                 TOTAL OPERATING EXPENSES                                     4,957
                                                                             ------
Income from operations                                                          796
Other (income) expense:
   Interest:
     Banks and other                                                            220
     Related parties                                                             29
   Interest income                                                               (2)
                                                                             ------
        TOTAL OTHER (INCOME) EXPENSE, NET                                       247
                                                                             ------
Income before income taxes                                                      549
Provision for income taxes                                                       89
                                                                             ------
                               NET INCOME                                    $  460
                                                                             ======

Weighted average shares outstanding                                           5,704

Earnings per common share:
   Basic                                                                     $  .08
                                                                             ======
   Diluted                                                                   $  .08
                                                                             ======

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE Q--UNAUDITED FINANCIAL INFORMATION (continued)

                                                                       Three Months Ended
          Statement of Cash Flows                                         June 30, 1995
          -----------------------                                      ----------------
(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $   540

INVESTING ACTIVITIES
   Purchase of property and equipment                                           (46)
                                                                            -------
   NET CASH (USED) BY INVESTING ACTIVITIES                                      (46)
                                                                            -------

FINANCING ACTIVITIES
   Proceeds from revolving lines of
     credit                                                                   1,417
   Principal payments on revolving
     lines of credit and long-term
     borrowings                                                              (1,458)
   Proceeds from other line of credit                                           214
   Principal payments on long-term
     borrowings - related parties                                               (14)
   Stock issue/registration costs                                               (23)
                                                                            -------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                    136
                                                                            -------

INCREASE IN CASH AND CASH EQUIVALENTS                                           630
   Cash and cash equivalents at
     beginning of period                                                         69
                                                                            -------
                CASH AND CASH EQUIVALENTS
                         AT END OF PERIOD                                   $   699
                                                                            =======

NOTE R--SUBSEQUENT EVENTS

         On August 3, 1998, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of the Company's Common Stock and on August 19, 1998, the Board of Directors authorized the repurchase of up to 500,000 additional shares of the Company's Common Stock. As of September 17, 1998, 700,000 shares of the Company's Common Stock had been repurchased.

         In September 1998, the Company announced its acquisition of Ameris Health Systems ("Ameris") for net consideration of approximately $12.5 million in cash. Ameris, through its wholly owned subsidiary, American Clinical Schools, Inc., operates residential juvenile sex offender programs in Tennessee and Alabama with an aggregate capacity of 168 licensed beds. In addition, Ameris has 60 beds under development in Pennsylvania, a state in which CCS has not previously operated.

         In September 1998, availability under the Company's line of credit was expanded to $23,000,000. The $10,000,000 expansion matures in January 1999.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE S--NEW PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. This Statement requires that all items that are income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for financial statements for fiscal years beginning after December 15, 1997. The Company does not believe the impact of adoption on its disclosure requirements will be material.

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

      In April 1998, the AcSEC issued Statement of Position ("SOP") 98-5, "Reporting on Costs of Start-Up Activities" which changes the way in which public companies account for start-up costs. The SOP requires most entities, upon adoption, to write off as a cumulative effect of a change in accounting principle any previously capitalized start-up or organizational costs. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Adoption of the SOP is not expected to have a material impact on the Company's financial statements.

NOTE T--QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table sets forth selected quarterly operating data. All amounts have been restated to reflect the pooling of interests transaction with Ventures that was consummated during fiscal 1998:

                                        1998                               1997
                          -------------------------------   ---------------------------------
                          First  Second   Third  Fourth    First   Second   Third   Fourth
                          -----  ------   -----  ------    -----   ------   -----   -------
(in thousands except per share amounts)

Total revenues           $20,641 $23,129 $24,980 $25,249   $6,692   $8,417  $9,026  $13,158
Income from operations     1,197   2,253   3,407   2,908      758    1,346   1,668    1,879
Net income before
  extraordinary item         685   1,495   2,987   1,786      558    2,896   1,318    1,518
Net income                   685   1,495   2,987   1,786      558    2,519   1,318    1,518
Income per share, diluted:
   Before extraordinary
   item                     0.08    0.39    0.19    0.22     0.08     0.39    0.18     0.20
   Net income               0.08    0.34    0.19    0.22     0.08     0.34    0.18     0.20





                                     *******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

        INFORMATION REQUIRED BY ITEM 10 (DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT), ITEM 11 (EXECUTIVE COMPENSATION), ITEM 12 (SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT), AND ITEM 13 (CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS), will be included in the Company's Proxy Statement to be filed within 120 days of June 30, 1998 and is incorporated herein by reference.

                                     PART IV
    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     (1) Financial Statements
         The following financial statements of Children's Comprehensive Services, Inc. are included in Part II, Item 8:

                                                                                      Page
                                                                                      ----

               Consolidated Balance Sheets-June 30, 1998 and 1997                       38

               Consolidated Statements of Income for the Years Ended
                      June 30, 1998 and 1997 and March 31, 1996 and for
                      the Three Months Ended June 30, 1996                              40

               Consolidated Statements of Shareholders' Equity for the Years
                      Ended June 30, 1998 and 1997 and March 31, 1996 and for
                      the Three Months Ended June 30 1996                               41


               Consolidated Statements of Cash Flows for the Years
                      Ended June 30, 1998 and 1997 and March 31, 1996 and
                      for the Three Months Ended June 30, 1996                          42

               Notes to Consolidated Financial Statements                               44

        (2)    Financial Statement Schedules

        Schedule II - Valuation and qualifying accounts                                 67

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

        (3)    Management Contracts and Compensatory Plans or Arrangements

        1987 Employee Stock Option Plan, as amended, (included herein as Exhibit 10.4.)

        1989 Stock Option Plan for Non-Employee Directors, (included herein as
        Exhibit 10.5.)

        1997 Stock Incentive Plan, (included herein as Exhibit 10.14.)

(b)     Reports on Form 8-K

        None

(c)     Exhibits

        The exhibits listed in the accompanying index to exhibits on page 68 are filed as part of this annual report on Form 10-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CHILDREN'S COMPREHENSIVE SERVICES, INC.


Date:  September 28, 1998                By: /s/ William J Ballard
                                             -----------------------------------
                                             William J Ballard
                                             Chairman, Chief Executive Officer
                                             and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  September 28, 1998                    /s/ William J Ballard
                                             -----------------------------------
                                             William J Ballard
                                             Chairman, Chief Executive Officer
                                             and Director (Principal Executive
                                             Officer)


Date:  September 28, l998                    /s/ Amy S. Harrison
                                             -----------------------------------
                                             Amy S. Harrison
                                             Vice Chairman, President and
                                             Director


Date:  September 28, 1998                    /s/ Martha A. Petrey, Ph.D.
                                             -----------------------------------
                                             Martha A. Petrey, Ph.D.
                                             Executive Vice President and
                                             Director


Date:  September 28, 1998                    /s/ Stephen H. Norris
                                             -----------------------------------
                                             Stephen H. Norris
                                             Executive Vice President


Date:  September 28, 1998                    /s/ H. Neil Campbell
                                             -----------------------------------
                                             H. Neil Campbell
                                             Executive Vice President


Date:  September 28, 1998                    /s/ Donald B. Whitfield
                                             -----------------------------------
                                             Donald B. Whitfield
                                             Vice President - Finance and Chief
                                             Financial Officer (Principal
                                             Financial and Accounting Officer)

Date:  September 28, 1998                    /s/ John C. Edmunds
                                             -----------------------------------
                                             John C. Edmunds
                                             Vice President - Secretary and
                                             Treasurer




Date:  September 28, 1998                    /s/ Thomas B. Clark
                                             -----------------------------------
                                             Thomas B. Clark
                                             Director



Date:  September 28, 1998                    /s/ Joseph A. Fernandez, Ed.D.
                                             -----------------------------------
                                             Joseph A. Fernandez, Ed.D.
                                             Director


Date:  September 28, 1998                    /s/ David L. Warnock
                                             -----------------------------------
                                             David L. Warnock
                                             Director

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     CHILDREN'S COMPREHENSIVE SERVICES, INC.


                                                                 COL. C--ADDITIONS
---------------------------------------------------------------------------------------------------------------
        COL. A                        COL. B                                         COL D.            COL E.
---------------------------------------------------------------------------------------------------------------
                                                     (1)               (2)
                                     Balance      Charged to        Charged to                        Balance
                                  at Beginning    Costs and       Other Accounts-  Deductions-        at End
DESCRIPTION                         of Period      Expenses          Describe       Describe         of Period
---------------------------------------------------------------------------------------------------------------
Year ended June 30, 1998:
Deducted from asset accounts:
        Allowance for doubtful
          accounts                 $2,361,000     $ 1,329,000      $       -0-     $1,825,000(2)     $1,865,000
                                   ----------     -----------      -----------     ----------        ----------
                 Totals            $2,361,000     $ 1,329,000      $       -0-     $1,825,000        $1,865,000
                                   ==========     ===========      ===========     ==========        ==========

Year ended June 30, 1997:
Deducted from asset accounts:
     Allowance for doubtful
       accounts                    $  143,000     $  (155,000)     $ 2,373,000(1)  $      -0-        $2,361,000
                                   ----------     -----------      -----------     ----------        ----------
                 Totals            $  143,000     $  (155,000)     $ 2,373,000     $      -0-        $2,361,000
                                   ==========     ===========      ===========     ==========        ==========

Period ended June 30, 1996:
Deducted from asset accounts:
        Allowance for doubtful
          accounts                 $  146,000     $       -0-      $       -0-     $    3,000(2)     $  143,000
                                   ----------     -----------      -----------     ----------        ----------
                 Totals            $  146,000     $       -0-      $       -0-     $    3,000        $  143,000
                                   ==========     ===========      ===========     ==========        ==========

Year ended March 31, 1996:
Deducted from asset accounts:
        Allowance for doubtful
          accounts                 $  133,000     $    38,000      $       -0-     $   25,000(2)     $  146,000
                                   ----------     -----------      -----------     ----------        ----------
                 Totals            $  133,000     $    38,000      $       -0-     $   25,000        $  146,000
                                   ==========     ===========      ===========     ==========        ==========



(1) Addition to allowance for doubtful accounts recognized in conjunction with the Company's purchase of substantially all the assets of Vendell Healthcare, Inc.
(2)      Uncollectible accounts written off against allowance account.

                                INDEX TO EXHIBITS

Exhibit
Number   Description of Exhibit
------   ----------------------

 3.1     Restated Charter, as amended. (1)
 3.2     By-Laws. (2)
 4.1     Specimen Stock Certificate. (6)
10.1     Non-competition Agreement between Registrant and Amy S. Harrison. (3)
10.2     Non-Competition Agreement between Registrant and Martha A. Petrey. (3)
10.3     Registration Agreement between Registrant and Amy S. Harrison and
         Martha A. Petrey. (3)
10.4     1987 Employee Stock Option Plan, as amended. (7)
10.5     1989 Stock Option Plan for Non-Employee Directors. (4)
10.6     Assignment and Sublease between Registrant and Helicon Incorporated.
         (5)
10.7     Warrant Agreement dated October 1, 1996, between the Registrant and
         Joseph A. Fernandez. (12)
10.8     Consulting and Marketing Agreement effective as of August 1, 1992, dated September 22, 1994, by and between the Registrant and Helicon
         Incorporated. (7)
10.9     Agreement dated as of August 8, 1997 between the Registrant and
         Riverside County, California Superintendent of Schools for special education services. (12)
10.10    Registration Rights Agreement, dated September 20, 1993, by and between the Registrant and T. Rowe Price Strategic Partners Fund II, L.P. (8)
10.11    Guaranty and Suretyship Agreement dated January 29, 1996, by and between First American National Bank, the Registrant and Helicon
         Incorporated. (8)
10.12    Loan and Security Agreement between First American National Bank and the Registrant, dated as of November 8, 1996. (9)
10.13    Asset Purchase Agreement by and among Vendell Healthcare, Inc., the subsidiaries of Vendell Healthcare, Inc. and the Registrant, dated
         February 27, 1997. (10)
10.14    1997 Employee Incentive Plan. (12)
10.15    Amendment to Asset Purchase Agreement by and among Vendell Healthcare,
         Inc., the subsidiaries of Vendell Healthcare, Inc. and the Registrant.
         (11)
10.16    Second Amendment to Asset Purchase Agreement by and among Vendell
         Healthcare, Inc., the subsidiaries of Vendell Healthcare, Inc. and the
         Registrant. (11)
10.17    Third Amendment to Asset Purchase Agreement by and among Vendell
         Healthcare, Inc., the subsidiaries of Vendell Healthcare, Inc. and the
         Registrant. (11)
10.18    Warrant Agreement dated October 1, 1996 between the Registrant and
         Kenneth W. Miller. (12)
10.19    Lease Agreement dated September 26, 1989 between the Registrant and the
         Equitable Life Assurance Society of the United States. (12)
10.20    First Amendment, dated February 21, 1990, to the lease between the
         Registrant and the Equitable Life Assurance Society of the United
         States. (12)
10.21    Second Amendment, dated March 1, 1993, to the lease between the
         Registrant and the Equitable Life Assurance Society of the United
         States. (12)
10.22    Third Amendment, dated October 26, 1993, to the lease between
         Registrant and the Equitable Life Assurance Society of the United
         States. (12)
10.23    Merger Agreement by and between Ventures Healthcare of Gainesville,
         Inc. and the Registrant dated January 19, 1998
10.24    Merger Agreement by and between Chad Youth Enhancement Center, Inc. and
         CLG Management Company, LLC and the Registrant dated February 12, 1998

10.25    Asset Exchange Agreement by and between Meadow Pines Hospital, Inc. and the Registrant dated February 23, 1998
21       Subsidiaries of the Registrant.
23       Consent of Ernst & Young LLP.
27       Financial Data Schedule.

(1)      Incorporated herein by reference from Registrant's Registration
         Statement on Form S-2, filed August 15, 1996 (Reg. No. 333-8387).
(2)      Incorporated herein by reference from Registrant's Registration
         Statement on Form S-1, filed October 11, 1989 (Reg. No. 33-31527).
(3)      Incorporated herein by reference from Registrant's Form 8-K, dated
         April 12, 1988, reporting the acquisition of Advocate Schools (File No.
         0-16162).
(4)      Incorporated herein by reference from Registrant's Registration
         Statement on Form S-8, filed February 14, 1990 (Reg. No. 2-33-33499).
(5) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended March 31, 1990, dated June 28, 1990 (File No.
         0-16162).
(6) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended March 31, 1994, dated June 28, 1994 (File No.
         0-16162).
(7) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended March 31, 1995, dated June 28, 1995 (File No.
         0-16162).
(8) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended March 31, 1996, dated June 28, 1996 (File No.
         0-16162).
(9) Incorporated herein by reference from Registrant's Form 10-Q for the periods ended December 31, 1996, dated February 13, 1997 (File No.
         0-16162).
(10) Incorporated herein by reference from Registrant's Form 10-Q for the periods ended March 31, 1997, dated May 15, 1997 (File No. 0-16162).
(11)     Incorporated herein by reference from Registrant's Form 8-K, dated June
         2, 1997, reporting the acquisition of substantially all the assets of Vendell Healthcare, Inc. (File No. 0-16162).
(12) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended June 30, 1997 dated September 29, 1997 (File No.
         0-16162).