Form 10-Q
period 1998-09-30
CHILDRENS COMPREHENSIVE SERVICES INC
filed 1998-11-16
CIK 816247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

 (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                                         OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

         For the transition period from __________ to ____________

                         Commission File Number 0-16162

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                            62-1240866
------------------------------                            ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

3401 West End Ave., Suite 500, Nashville, Tennessee               37203
---------------------------------------------------             ---------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (615) 383-0376


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X          No
                                 ------          ------

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $ .01 Par Value, outstanding at November 9, 1998 - 7,340,608 shares.

                                      INDEX

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

                  Consolidated Balance Sheets -September 30, 1998
                  and June 30, 1998...............................................................................3

                  Consolidated Statements of Income --
                  Three month periods ended September 30, 1998 and 1997...........................................5

                  Consolidated Statements of Cash Flows --
                  Three months ended September 30, 1998 and 1997..................................................6

                  Notes to Consolidated Financial Statements --
                  September 30, 1998..............................................................................8

Item 2. Management's Discussion and
                  Analysis of Financial Condition and Results
                  of Operations..................................................................................11

Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................................17

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K........................................................................18

SIGNATURES.......................................................................................................19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                 September 30,           June 30,
(dollars in thousands)                                                               1998                 1998
                                                                                   --------             --------
ASSETS

CURRENT ASSETS

         Cash and cash equivalents                                                 $  1,833             $ 20,067

         Accounts receivable, net of allowance for doubtful accounts of
         $2,176 at September 30 and $1,865 at June 30                                18,690               17,809

         Prepaid expenses                                                             1,131                  634

         Other current assets                                                         4,456                2,102
                                                                                   --------             --------
TOTAL CURRENT ASSETS                                                                 26,110               40,612
                                                                                   --------             --------
PROPERTY AND EQUIPMENT, net of accumulated
              depreciation of $8,384 at September 30 and $7,831
              at June 30                                                             46,162               37,162

DEFERRED TAX ASSETS, net                                                                910                  785

COST IN EXCESS OF NET ASSETS ACQUIRED, net                                            6,427                1,180

OTHER ASSETS AND DEFERRED CHARGES, net                                                  490                  462
                                                                                   --------             --------
           TOTAL ASSETS                                                            $ 80,099             $ 80,201
                                                                                   ========             ========

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                                 September 30,          June 30,
(dollars in thousands)                                                               1998                 1998
                                                                                   --------             --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable                                                             $  4,378             $  1,901

      Notes payable - bank                                                            1,020                  -0-

      Current portion - capital leases                                                   45                   44

      Accrued employee compensation                                                   3,850                5,192

      Income taxes payable                                                             (631)                 136

      Accrued other expenses                                                          3,630                3,300

      Other liabilities and deferred revenue                                          1,334                  172
                                                                                   --------             --------
         TOTAL CURRENT LIABILITIES                                                   13,626               10,745

LONG TERM DEBT AND CAPITAL LEASE
      OBLIGATIONS                                                                    11,600               11,611

DEFERRED TAXES PAYABLE                                                                2,635                  -0-

OTHER LIABILITIES                                                                       -0-                   13
                                                                                   --------             --------
         TOTAL LIABILITIES                                                           27,861               22,369
                                                                                   --------             --------

SHAREHOLDERS' EQUITY
      Preferred stock, par value $1.00 per share--
         10,000,000 shares authorized                                                   -0-                  -0-
      Common stock, par value $.01 per share --
         50,000,000 shares authorized; issued and outstanding 7,340,608
         shares at September 30 and 8,038,783 shares at June 30                          73                   80
      Additional paid-in capital                                                     51,567               57,820
      Retained earnings (deficit)                                                       598                  (68)
                                                                                   --------             --------
      TOTAL SHAREHOLDERS' EQUITY                                                     52,238               57,832
                                                                                   --------             --------
      TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY                                                                  $ 80,099             $ 80,201
                                                                                   ========             ========

                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                         Three Months Ended
                                                                            September 30,
                                                                    -----------------------------
(In thousands, except per share amounts)                              1998                 1997
                                                                    --------             --------
Revenues:
      Operating revenues                                            $ 22,329             $ 19,706
      Management fee income                                              871                  935
                                                                    --------             --------
                                          TOTAL REVENUES              23,200               20,641
                                                                    --------             --------
Operating expenses:
      Employee compensation and benefits                              14,502               12,624
      Purchased services and other expenses                            6,956                6,319
      Depreciation and amortization                                      635                  476
      Related party rent                                                  29                   25
                                                                    --------             --------
                                TOTAL OPERATING EXPENSES              22,122               19,444
                                                                    --------             --------

Income from operations                                                 1,078                1,197
Other (income) expense:
      Interest expense                                                   248                  280
      Interest income                                                   (214)                (176)
      Other income                                                       (57)                 -0-
                                                                    --------             --------
                       TOTAL OTHER (INCOME) EXPENSE, NET                 (23)                 104
                                                                    --------             --------

Income before income taxes                                             1,101                1,093

Provision for income taxes                                               435                  408
                                                                    --------             --------
                                              NET INCOME            $    666             $    685
                                                                    ========             ========
Basic earnings per common share                                     $    .09             $    .09

Diluted earnings per common share                                   $    .09             $    .08

                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                                Three Months Ended
                                                                                                   September 30,
                                                                                            ----------------------------
(dollars in thousands)                                                                        1998                1997
                                                                                            --------             -------
OPERATING ACTIVITIES
      Net income                                                                            $    666             $   685
      Adjustments to reconcile net income to net cash provided (used) by operating activities:
         Depreciation                                                                            553                 463
         Amortization                                                                             82                  13
         Amortization of deferred loan costs                                                       4                   6
         Provision for bad debts                                                                 102                  12

Changes in operating assets and liabilities; net of effects from the purchase of
Ameris:
      Accounts receivable                                                                        506                (484)
      Prepaid expenses                                                                          (435)               (189)
      Other current assets                                                                       150                 (86)
      Accounts payable                                                                         1,601                 427
      Accrued employee compensation                                                           (1,913)                 46
      Accrued other expenses                                                                   1,186                 (54)
      Income taxes payable                                                                      (958)             (1,431)
                                                                                            --------             -------
NET CASH PROVIDED (USED)BY OPERATING ACTIVITIES                                                1,544                (592)

INVESTING ACTIVITIES
      Purchase of assets of Vendell Healthcare                                                   -0-                (710)
      Purchase of Ameris                                                                     (11,652)                -0-
      Purchase of note receivable                                                             (2,500)                -0-
      Purchase of property and equipment                                                        (334)               (525)
      Proceeds from sale of property and equipment                                               -0-                 -0-
      (Increase) in other assets                                                                 (42)                (78)
                                                                                            --------             -------
NET CASH (USED) BY INVESTING ACTIVITIES                                                     $(14,528)            $(1,313)
                                                                                            --------             -------

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                                                Three Months Ended
                                                                                                   September 30,
                                                                                            ----------------------------
(dollars in thousands)                                                                        1998                1997
                                                                                            --------             -------
FINANCING ACTIVITIES
      Principal payments on revolving lines of credit, long-
        term borrowings and capital lease obligations                                       $ (1,763)            $    (10)
      Proceeds from revolving lines of credit and long-term borrowings                         2,773                  -0-
      Common Stock repurchased                                                                (6,263)                 -0-
      Proceeds from issuance of Common Stock, net                                                  3                   45
                                                                                            --------             --------
      NET CASH PROVIDED (USED) BY FINANCING
         ACTIVITIES                                                                           (5,250)                  35
                                                                                            --------             --------
(DECREASE) IN CASH AND CASH EQUIVALENTS                                                      (18,234)              (1,870)
      Cash and cash equivalents at beginning of period                                        20,067               13,649
                                                                                            --------             --------
      CASH AND CASH EQUIVALENTS AT END OF
          PERIOD                                                                            $  1,833             $ 11,779
                                                                                            ========             ========
SUPPLEMENTAL INFORMATION
      Income taxes paid                                                                     $  1,227             $  1,856
      Interest paid                                                                         $    237             $    196




See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, the Company's prior fiscal year end.

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


NOTE C -- EARNINGS PER COMMON SHARE

Effective December 31, 1997, the Company adopted Financial Accounting Standards Board Statement ("SFAS") No. 128, Earnings per Share. Pursuant to this adoption, the Company has restated earnings per share for the three months ended September 30, 1997. The computation of basic net income per common share is based on the weighted average number of shares outstanding. Diluted net income per common share includes the effect of common stock equivalents, consisting of dilutive stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                          Three Months Ended
                                                                             September 30,
                                                                   --------------------------------
                                                                      1998                  1997
                                                                   ----------            ----------
BASIC:
Average shares outstanding                                          7,698,959             7,930,606
                                                                   ==========            ==========
Net income                                                         $  666,000            $  685,000
                                                                   ==========            ==========
Per share amount                                                   $      .09            $      .09
                                                                   ==========            ==========
DILUTED:
Average shares outstanding                                          7,698,959             7,930,606
      Net effect of dilutive stock options and warrants                60,123               288,025
                                                                   ----------            ----------
         TOTAL                                                      7,759,082             8,218,631
                                                                   ==========            ==========
Net income                                                         $  666,000            $  685,000
                                                                   ==========            ==========
Per share amount                                                   $      .09            $      .08
                                                                   ==========            ==========



NOTE D -- MERGER AND ACQUISITION

The Company's financial statements have been restated to reflect the Company's merger with Ventures Healthcare of Gainesville, Inc. ("Ventures") effective January 1, 1998. The merger was accounted for as a pooling of interests. The Company issued 146,580 shares of common stock pursuant to the transaction. Revenue increased by $274,000 and net income by $47,000 for the three month period ended September 30, 1997 due to the restatement for the Ventures transaction.

In September 1998, the Company announced its acquisition of Ameris Health Systems ("Ameris") for net consideration of approximately $11.7 million in cash. Assets acquired at fair value totaled $16.1 million and liabilities assumed totaled $4.4 million. Pursuant to this transaction, the Company also purchased a note receivable for $2.5 million in cash. The payment of this note is guaranteed by $2.5 million cash escrowed in conjunction with this transaction. Ameris, through its wholly owned subsidiary, American Clinical Schools, Inc., operates residential juvenile sex offender programs in Tennessee and Alabama with an aggregate capacity of 168 licensed beds. In addition, Ameris has 60 beds under development in Pennsylvania, a state in which CCS has not previously operated.

NOTE E - COMPREHENSIVE INCOME

As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes the standards for the reporting and display of comprehensive income and its components. This Statement requires that all items that are components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the first quarter of fiscal 1999 and 1998, the Company had no items of other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's merger with Ventures Healthcare of Gainesville, Inc. ("Ventures"), effective January 1, 1998, was accounted for as a pooling of interests. Accordingly, the Company's financial statements for the period ended September 30, 1997 have been restated to reflect this transaction.

The following discussion and this Quarterly Report on Form 10-Q contain forward-looking statements and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under "Business - Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General

As of September 30, 1998, the Company was providing education, treatment and juvenile justice services to approximately 3,100 at risk and troubled youth and 100 adults either directly or through management contracts. It currently offers these services through the operation and management of nonresidential specialized education programs and day treatment programs and both open and secured residential treatment centers in 11 states. Revenues are recognized as services are rendered. The Company's non-residential programs, which historically have generated higher operating margins than the Company's residential facilities, generally receive revenues based on per diem rates. The Company's residential facilities generally receive revenues under either fixed fee contracts, at per diem rates or on a cost reimbursed basis.

In September 1998, the Company announced its acquisition of Ameris Health Systems ("Ameris") for net consideration of approximately $11.7 million in cash. Assets acquired at fair value totaled $16.1 million and liabilities assumed totaled $4.4 million. Pursuant to this transaction, the Company also purchased a note receivable for $2.5 million in cash. The payment of this note is guaranteed by $2.5 million cash escrowed in conjunction with this transaction. Ameris, through its wholly owned subsidiary, American Clinical Schools, Inc., operates residential juvenile sex offender programs in Tennessee and Alabama with an aggregate capacity of 168 licensed beds. In addition, Ameris has 60 beds under development in Pennsylvania, a state in which CCS has not previously operated.

The Company receives management fee income from services provided to third parties, including medical/surgical facilities, community mental health centers and other behavioral health providers, for management of day treatment programs, residential treatment centers, behavioral units in medical/surgical facilities and free-standing behavioral facilities. The Company also receives management fee income from Helicon, Incorporated ("Helicon"), a Section 501(c)(3) not-for-profit corporation, for consulting, management and marketing services rendered pursuant to a Consulting and Marketing Agreement, effective as of August 1992, by and between Helicon and the Company (the "Helicon Agreement"). As of September 30, 1998, the Company was providing consulting, management and marketing services to Helicon at 12 programs. In addition, Helicon also leases three facilities owned by the Company to operate its programs. Pursuant to the Helicon Agreement, which expires September 1, 1999, the Company is entitled to receive for these services management fee income in an amount equal to 6% of the monthly gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. During the periods reported herein, the Company recognized all of the management fee income to which it was entitled. However, for certain periods prior to fiscal 1997, the Company did not recognize all of the management fee income to which it was entitled due to the inability of Helicon to pay. As of September 30, 1998, unpaid management fees, lease payments and advances, plus interest, due the Company from Helicon totaled approximately $7,576,000. The Company has fully reserved this amount. Future payments received from Helicon on this amount, if any, will be recognized by the Company on the cash basis. At September 30, 1998, the Company has also guaranteed Helicon's obligations under a bank line of credit in the amount of $1,000,000. See "Liquidity and Capital Resources."

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

At June 30, 1998, the Company had regular tax net operating loss carryforwards of $2,449,000 which expire from 2002 through 2010. Utilization of a portion of the net operating loss carryforwards is subject to an annual limitation pursuant to Internal Revenue Code Section 382.

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

During the three month period ended September 30, 1998, the Company:

     - Completed the acquisition of a company with 168 beds in Tennessee and Alabama and 60 beds under development in Pennsylvania;

     - Signed a management contract for a 40 bed residential treatment center in El Paso, Texas, 14 beds of which are currently operational;

     - Signed a management contract for a 24 bed residential program in Hawaii; and

     - Signed contracts with three school districts in Kentucky to provide a 30-chair alternative school.

Results of  Operations

The following table sets forth, for the periods indicated, the percentage relationship to the Company's total revenues of certain items in the Company's statements of income:

                                                      Three Months Ended
                                                         September 30,
                                                   --------------------------
                                                    1998                1997
                                                   ------              ------
Operating revenues                                   96.2%               95.5%
Management fee income                                 3.8                 4.5
                                                   ------              ------
         TOTAL REVENUES                             100.0               100.0
                                                   ------              ------
Employee compensation and benefits                   62.5                61.2
Purchased services and other expenses                30.0                30.6
Depreciation and amortization                         2.8                 2.3
Related party rent                                    0.1                 0.1
                                                   ------              ------
      TOTAL OPERATING EXPENSES                       95.4                94.2
                                                   ------              ------
Income from operations                                4.6                 5.8
Other (income) expense:
      Interest expense                                1.0                 1.4
      Interest income                                (0.9)               (0.9)
      Other income                                   (0.3)               (0.0)
Provision for income taxes                            1.9                 2.0
                                                   ------              ------
      NET INCOME                                      2.9%                3.3%
                                                   ======              ======


Three Months Ended September 30, 1998 versus September 30, 1997

Operating revenues for the three months ended September 30, 1998 increased $2,623,000 or 13.3%, to $22,329,000 as compared to $19,706,000 for the three months ended September 30, 1997. The increase in operating revenues is primarily attributable to new programs and to the acquisitions of Chad Youth Enhancement Center and Ameris consummated in February and September of 1998, respectively. The increase is also due to increased utilization in certain programs.

Management fee income decreased $64,000 for the three months ended September 30, 1998 to $871,000 from $935,000 for the three month period ended September 30, 1997. Management fee income recognized under the Helicon Agreement for the three months ended September 30, 1998 increased $12,000 to $335,000 from $323,000 for the three months ended September 30, 1997. Other management fee income declined primarily as the result of one contract acquired from Vendell which was not renewed.

Total revenues for the three months ended September 30, 1998 increased $2,559,000, or 12.4%, to $23,200,000 as compared to $20,641,000 for the three months ended September 30, 1997 as a result of the factors described above.

Employee compensation and benefits for the three months ended September 30, 1998 increased $1,878,000, or 14.9%, to $14,502,000, as compared to $12,624,000 for the three months ended September 30, 1997. As a percentage of total revenues, employee compensation and benefits increased from 61.2% for the three months ended September 30, 1997 to 62.5% for the three months ended September 30, 1998. The increase in employee compensation and benefits over the same period in the prior year results primarily from the Company's growth, including acquisitions. The increase in employee compensation and benefits as a percent of revenue over the same period in the prior year results primarily from the effect of a reduction in revenue days in California and intentional overstaffing at the Montana facility.

Purchased services and other expenses for the three months ended September 30, 1998 increased $637,000, or 10.1%, to $6,956,000, as compared to $6,319,000 for the three months ended September 30, 1997. As a percentage of total revenues, purchased services and other expenses decreased to 30.0% for the three months ended September 30, 1998 from 30.6% for the three months ended September 30, 1997. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth, including acquisitions. The decrease in purchased services and other expenses as a percent of revenue over the same period in the prior year results primarily from the effect of increased utilization at certain facilities.

Depreciation and amortization for the three months ended September 30, 1998 increased $159,000, or 33.4%, to $635,000 as compared to $476,000 for the three months ended September 30, 1997. The increase in depreciation and amortization compared to the same period in the prior year is primarily attributable to the Company's acquisitions.

Income from operations for the three months ended September 30, 1998 decreased $119,000, or 9.9%, to $1,078,000 as compared to $1,197,000 for the three months ended September 30, 1997, and decreased as a percentage of total revenues to 4.6% for the three months ended September 30, 1998 from 5.8% for the three months ended September 30, 1997 as a result of the factors described above.

Interest expense for the three months ended September 30, 1998 decreased $32,000 to $248,000 as compared to $280,000 for the three months ended September 30, 1997. The decrease in interest expense over the same period in the prior year is attributed principally to a reduction in the Company's effective interest rate.

Interest income increased $38,000 to $214,000 for the three months ended September 30, 1998 as compared to $176,000 for the three months ended September 30, 1997. The increase in interest income over the same period in the prior year is attributable primarily to the increase in cash available for investment during the period.

Other income for the three months ended September 30, 1998 was $57,000, consisting of the recognition of previously deferred gain on the sale of property concurrent with the collection of the note receivable related to the sale.

Provision for income tax expense for the three months ended September 30, 1998 increased $27,000 to $435,000 from $408,000 for the three months ended September 30, 1997. The increase in provision for income tax expense compared to the same period in the prior year results primarily from an increase in the Company's effective tax rate.

Effective December 31, 1997, the Company adopted SFAS No. 128, Earnings per Share. Pursuant to this adoption, the Company has restated earnings per share for the three months ended September 30, 1997.


Liquidity and Capital Resources

Cash provided by operating activities for the three months ended September 30, 1998 was $1,547,000 on net income of $666,000 as compared to cash used of $592,000 on net income of $685,000 for the three months ended September 30, 1997. Working capital at September 30, 1998 was $12,484,000, as compared to $29,867,000 at June 30, 1998.

Cash used by investing activities was $14,531,000 for the three months ended September 30, 1998 as compared to $1,313,000 for the three months ended September 30, 1997, due primarily to the Ameris acquisition.

Cash of $5,250,000 was used by financing activities for the three months ended September 30, 1998, due primarily to the repurchase of 700,000 shares of the Company's Common Stock, offset by a net increase in the amount outstanding under the Company's line of credit. Cash of $35,000 was provided by financing activities for the three months ended September 30, 1997.

The Company has a loan and security agreement with First American National Bank ("FANB"), the term of which extends through November 1, 1999. Under the terms of this agreement, FANB has made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $13,000,000. In September 1998, availability under the Company's line of credit was expanded to $23,000,000. The $10,000,000 expansion matures in January 1999. The credit facility bears interest at either (i) the one, two or three month LIBOR rate plus an applicable margin, which ranges between 1.35% and 2.10% and is dependent on the ratio of funded debt to operating earnings or (ii) FANB's index rate, at the Company's option. The line of credit is secured primarily by the Company's accounts receivable and equipment. At September 30, 1998, the outstanding balance under the line of credit was $12,470,000.

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

Helicon has also entered into a $1 million line of credit with FANB which expired on October 31, 1998. This line of credit has been expanded to $1.5 million and renewed until October 31, 1999. As a condition to this line of credit, the Company agreed to guarantee Helicon's performance under such line of credit. At September 30, 1998, the outstanding amount under Helicon's line of credit was $458,000.

Capital expenditures during the next twelve months are expected to include the replacement of existing capital assets as necessary, as well as the costs associated with the opening of new programs and facilities, including the possible purchase of certain real estate and improvements. The Company also may consider other possible strategic acquisitions, including acquisitions of existing programs and other companies engaged in youth services or related businesses.

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

Impact of Accounting Changes

In June 1997 the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report segment information in annual financial statements. This Statement is effective for financial statements for the Company's fiscal year which began July 1, 1998; however the Statement is not required to be applied to interim financial statements in the initial year of its application. The adoption of the statement will affect only disclosures provided and will have no impact on the Company's consolidated balance sheets or results of operations.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At September 30, 1998, the Company had only cash equivalents, invested in high grade, very short term securities, which are not typically subject to material market risk.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)The following exhibits are included herein:

           (27) Financial Data Schedule.  (SEC use only)

(b)       Reports on Form 8-K:

Form 8-K   Reporting Date -- August 12, 1998
Items reported - Item 5. Other Events.
The Company reported approval of a plan to repurchase up to 500,000 shares of the Company's common stock.

Form 8-K Reporting Date -- September 24, 1998
Items reported - Item 2. Acquisition or disposition of assets.
The Company reported the acquisition of Ameris Health Systems, Inc. for cash and assumption of liabilities.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CHILDREN'S COMPREHENSIVE SERVICES, INC.
                                                (Registrant)



Date:    November 16, 1998          /s/  WILLIAM J BALLARD
                                    --------------------------------------------
                                    William J Ballard
                                    Chairman and Chief Executive Officer



Date:    November 16, 1998          /s/  DONALD B. WHITFIELD
                                    --------------------------------------------
                                    Donald B. Whitfield
                                    Vice President of Finance, Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer)