Form 10-Q
period 1998-12-31
CHILDRENS COMPREHENSIVE SERVICES INC
filed 1999-02-16
CIK 816247

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(MARK ONE)                         FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________


                         Commission File Number 0-16162


                    CHILDREN'S COMPREHENSIVE SERVICES, INC.
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                           62-1240866
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

3401 West End Ave., Suite 500, Nashville, Tennessee              37203
---------------------------------------------------     -----------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:  (615) 383-0376
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
                                              Yes    X      No
                                                  -------    --------

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value, outstanding at February 10, 1999 - 7,399,483
---------------------------------------------------------------------------
shares.
-------

                                     INDEX

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.


                                                                                                               Page
                                                                                                             Number
                                                                                                             ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets --December 31, 1998
                  and June 30, 1998...............................................................................3

                  Consolidated Statements of Income --
                  Three and six month periods ended December 31, 1998 and 1997....................................5

                  Consolidated Statements of Cash Flows --
                  Six months ended December 31, 1998 and 1997.....................................................6

                  Notes to Consolidated Financial Statements --
                  December 31, 1998...............................................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................19

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................19

Item 6.  Exhibits and Reports on Form 8-K........................................................................19


SIGNATURES.......................................................................................................21

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS



                                                                December 31,       June 30,
                                                                   1998              1997
                                                              ----------------    -----------
(dollars in thousands)                                          (unaudited)

ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                      $   1,069      $  20,067
      Accounts receivable, net of allowance for doubtful
         accounts of $1,675 at December 31 and $1,865 at
         June 30                                                        22,653         17,809
      Prepaid expenses                                                   1,150            634
      Deferred income taxes                                                525            525
      Other current assets                                               4,415          1,577
                                                                     ---------      ---------

TOTAL CURRENT ASSETS                                                    29,812         40,612

PROPERTY AND EQUIPMENT,net of
        accumulated depreciation of $9,024 at December 31
            and $7,831 at June 30                                       49,342         37,162

DEFERRED TAX ASSETS, net of valuation allowance                            910            785

COST IN EXCESS OF NET ASSETS ACQUIRED, net                              14,495          1,180

OTHER ASSETS AND DEFERRED CHARGES, net                                   1,332            462
                                                                     ---------      ---------

         TOTAL ASSETS                                                $  95,891      $  80,201
                                                                     =========      =========

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                 December 31,        June 30,
                                                                    1998               1998
                                                                --------------      ----------
                                                                 (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                 $   3,408      $   1,901
    Current portion - long-term debt                                       791             44
    Accrued employee compensation                                        2,763          5,192
    Income taxes payable                                                   534            136
    Accrued other expenses                                               3,001          3,300
    Other liabilities and deferred revenue                               1,625            172
                                                                     ---------      ---------

         TOTAL CURRENT LIABILITIES                                      12,122         10,745

LONG TERM DEBT AND CAPITAL LEASE
     OBLIGATIONS                                                        27,568         11,611
DEFERRED TAXES PAYABLE                                                   2,635             --
OTHER LIABILITIES                                                           --             13
                                                                     ---------      ---------

          TOTAL LIABILITIES                                             42,325         22,369
                                                                     ---------      ---------

SHAREHOLDERS' EQUITY
      Preferred stock, par value $1.00 per share--
           10,000,000 shares authorized                                     --             --
      Common stock, par value $.01 per share--
            50,000,000 shares authorized; issued and
            outstanding 7,340,608 shares at December 31
            and 8,038,783 shares at June 30                                 73             80
       Additional paid-in capital                                       51,536         57,820
       Retained earnings (deficit)                                       1,957            (68)
                                                                     ---------      ---------

       TOTAL SHAREHOLDERS' EQUITY                                       53,566         57,832
                                                                     ---------      ---------

       TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY                                                 $  95,891      $  80,201
                                                                     =========      =========


See notes to consolidated financial statements.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                                            Three Months Ended             Six Months Ended
                                                               December 31,                  December 31,
                                                       ---------------------------    --------------------------
(In thousands, except per share amounts)                    1998           1997           1998           1997
                                                       ------------     ----------    -----------     ----------
Revenues:
       Operating revenues                                  $ 27,092       $ 22,245       $ 49,421        $41,951
       Management fee income                                    873            884          1,744          1,819
                                                           --------       --------       --------       --------
                        TOTAL REVENUES                       27,965         23,129         51,165         43,770
                                                           --------       --------       --------       --------
Operating expenses:
       Employee compensation and benefits                    16,837         13,707         31,339         26,331
       Purchased services and other expenses                  7,768          6,636         14,724         12,955
       Depreciation and amortization                            806            507          1,441            983
       Related party rent                                        29             26             58             51
                                                           --------       --------       --------       --------
                       TOTAL OPERATING EXPENSES              25,440         20,876         47,562         40,320
                                                           --------       --------       --------       --------

Income from operations                                        2,525          2,253          3,603          3,450
Other (income) expense:
       Interest expense                                         370            234            618            514
       Interest income                                          (91)          (157)          (305)          (333)
       Other income                                              --           (217)           (57)          (217)
                                                           --------       --------       --------       --------
                       TOTAL OTHER (INCOME) EXPENSE, NET        279           (140)           256            (36)
                                                           --------       --------       --------       --------

Income before income taxes                                    2,246          2,393          3,347          3,486
Provision for income taxes                                      887            898          1,322          1,306
                                                           --------       --------       --------       --------
                       NET INCOME                          $  1,359       $  1,495       $  2,025       $  2,180
                                                           ========       ========       ========       ========

Basic earnings per common share                            $   0.19       $   0.19       $   0.27       $   0.27

Diluted earnings per common share                          $   0.18       $   0.18       $   0.27       $   0.27



                See notes to consolidated financial statements.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                           Six Months Ended
                                                                             December 31,
                                                                     -----------------------------
(dollars in thousands)                                                  1998                1997
                                                                     ---------           ---------

OPERATING ACTIVITIES
       Net income                                                    $   2,025           $   2,180
       Adjustments to reconcile net income to net cash
               provided (used) by operating activities:
             Depreciation                                                1,221                 940
             Amortization                                                  220                  43
             Amortization of deferred loan costs                            25                  17
             Provision for bad debts                                       372                  87
Changes in operating assets and liabilities, net of the effects from acquisitions:
       Accounts receivable                                              (3,122)             (1,332)
       Prepaid expenses                                                   (454)               (417)
       Other current assets                                               (139)                 65
       Accounts payable                                                    631                 (42)
       Accrued employee compensation                                    (3,002)                909
       Accrued other expenses                                             (593)               (344)
       Income taxes payable                                               (314)               (945)
       Other liabilities                                                 1,440                (262)
                                                                     ---------           ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        (1,690)                899
INVESTING ACTIVITIES
       Purchase of assets of Vendell Healthcare                             --                (710)
       Purchase of Ameris                                              (12,499)                 --
       Purchase of Somerset                                             (8,175)                 --
       Purchase of note receivable                                      (2,500)                 --
       Purchase of property and equipment                               (1,234)               (932)
       (Increase) in other assets                                         (938)                (69)
                                                                     ---------           ---------
NET CASH USED BY INVESTING ACTIVITIES                                $ (25,346)          $  (1,711)
                                                                     ---------           ---------

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                             Six Months Ended
                                                                               December 31,
                                                                   -------------------------------------
(dollars in thousands)                                                 1998                      1997
                                                                   -----------                ----------
FINANCING ACTIVITIES
       Principal payments on revolving lines of credit, long-
           term borrowings and capital lease obligations             $ (18,242)                $     (20)
       Proceeds from revolving lines of credit and long-term
           borrowings                                                   32,571                        --
       Common Stock repurchased                                         (6,263)                       --
       Proceeds from issuance of Common Stock, net                           3                        59
       Stock registration costs                                            (31)                       --
                                                                     ---------                 ---------
NET CASH PROVIDED BY FINANCING
           ACTIVITIES                                                    8,038                        39
                                                                     ---------                 ---------
DECREASE  IN CASH AND CASH
       EQUIVALENTS                                                     (18,998)                     (773)
       Cash and cash equivalents at beginning of period                 20,067                    13,649
                                                                     ---------                 ---------
CASH AND CASH EQUIVALENTS AT END OF
           PERIOD                                                    $   1,069                 $  12,876
                                                                     =========                 =========



See notes to consolidated financial statements.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               December 31, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, the Company's prior fiscal year end.

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

NOTE C - COMPREHENSIVE INCOME

As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes the standards for the reporting and display of comprehensive income and its components. This Statement requires that all items that are components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the first six months of fiscal 1999 and 1998, the Company had no items of other comprehensive income.

NOTE D -- EARNINGS PER COMMON SHARE

The computation of basic net income per common share is based on the weighted average number of shares outstanding. Diluted net income per common share includes the effect of common stock equivalents, consisting of dilutive stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share:


                                          Three Months Ended              Six Months Ended
                                             December 31,                   December 31,
                                       ------------------------      -------------------------
                                          1998           1997            1998          1997
                                       ----------     ---------      ----------     ----------
BASIC:

Average shares outstanding              7,340,608      7,820,635      7,519,783      7,000,000
                                       ==========     ==========     ==========     ==========

Net income                             $1,359,000     $1,495,000     $2,025,000     $2,180,000
                                       ==========     ==========     ==========     ==========

Per share amount                       $     0.19     $     0.19     $     0.27     $     0.31
                                       ==========     ==========     ==========     ==========

DILUTED:

Average shares outstanding              7,340,608      7,820,635      7,519,783      7,000,000

     Net effect of dilutive stock
     options and warrants                 148,565        311,671         92,804        200,000
                                       ----------     ----------     ----------     ----------

            TOTAL                       7,489,173      8,132,306      7,612,587      7,200,000
                                       ==========     ==========     ==========     ==========

Net income                             $1,359,000     $1,495,000     $2,025,000     $2,180,000
                                       ==========     ==========     ==========     ==========

Per share amount                       $     0.18     $     0.18     $     0.27     $     0.30
                                       ==========     ==========     ==========     ==========

NOTE E -- MERGER & ACQUISITIONS

The Company's financial statements have been restated to reflect the Company's merger with Ventures Healthcare of Gainesville, Inc. ("Ventures") effective January 1, 1998. The merger was accounted for as a pooling of interests. The Company issued 146,580 shares of common stock pursuant to the transaction. Revenue increased by $316,000 and $590,000 and net income by $90,000 and $137,000 for the three and six month periods ended December 31, 1997, respectively, as a result of the restatement for the Ventures transaction.

In September 1998, the Company acquired Ameris Health Systems ("Ameris") for net consideration of approximately $12.5 million in cash. This transaction has been accounted for as a purchase. Pursuant to this transaction, the Company also purchased a note receivable for $2.5 million in cash. The payment of this note is guaranteed by $2.5 million cash escrowed in conjunction with this transaction. Ameris, through its wholly owned subsidiary, American Clinical Schools, Inc., operates residential juvenile sex offender programs in Tennessee and Alabama with an aggregate capacity of 168 licensed beds. In addition, Ameris had a 60 bed site under development in Pennsylvania, a state in which CCS had not previously operated, which began operations during the December 1998 quarter.

In December 1998, the Company acquired Somerset, Inc., the operator of a 200-seat educational day treatment program located in southern California. Consideration for this transaction consisted of approximately $8.2 million in cash and $2.3 million in notes payable. This transaction has been accounted for as a purchase. Pro forma financial information as if the acquisitions had occurred at the beginning of the periods presented would not differ significantly from reported results.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's merger with Ventures Healthcare of Gainesville, Inc. ("Ventures"), effective January 1, 1998, was accounted for as a pooling of interests. Accordingly, the Company's prior period financial statements have been restated to reflect this transaction.

The following discussion and this Quarterly Report on Form 10-Q contain forward-looking statements and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under "Business Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General

As of December 31, 1998, the Company was providing education, treatment and juvenile justice services to approximately 3,800 at risk and troubled youth and 100 adults either directly or through management contracts. It currently offers these services through the operation and management of nonresidential specialized education programs and day treatment programs and both open and secured residential treatment centers in 13 states. These services are provided directly or through the Company's revenue based management contracts. Revenues are recognized as services are rendered. The Company's non-residential programs, which historically have generated higher operating margins than the Company's residential facilities, generally receive revenues based on per diem rates. The Company's residential facilities generally receive revenues under either fixed fee contracts, at per diem rates or on a cost reimbursed basis.

The Company receives management fee income from services provided to third parties, including medical/surgical facilities, community mental health centers and other behavioral health providers, for management of day treatment programs, residential treatment centers, behavioral units in medical/surgical facilities and free-standing behavioral facilities. The Company also receives management fee income from Helicon, Incorporated ("Helicon"), a Section 501(c)(3) not-for-profit corporation, for consulting, management and marketing services rendered pursuant to a Consulting and Marketing Agreement, effective as of August 1992, by and between Helicon and the Company (the "Helicon Agreement"). As of December 31, 1998, the Company was providing consulting, management and marketing services to Helicon at 12 programs. In addition, Helicon also leases three facilities owned by the Company to operate its programs. Pursuant to the Helicon Agreement, which expires September 1, 1999, the Company is entitled to receive for these services management fee income in an amount equal to 6% of the monthly gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. The Company expects that this Agreement will be renewed. During the periods reported herein, the Company recognized all of the management fee income to which it was entitled. However, for certain periods prior to fiscal 1997, the Company did not recognize all of the management fee income to which it was entitled due to the inability of Helicon to pay these amounts. As of December 31, 1998, unpaid management fees, lease payments and advances, plus interest, due the Company from Helicon totaled approximately $7,696,000. The Company has fully reserved this amount, and future payments received from Helicon on this amount, if any, will be recognized by the Company on the cash basis. The Company has also guaranteed Helicon's obligations under a bank line of credit in the amount of $1,500,000. As of December 31, 1998, there was $603,000 outstanding under this line of credit. See "-Liquidity and Capital Resources."

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

During the three month period ended December 31, 1998, the Company:

      - Acquired the operator of a 200-chair education day treatment program in California;
      - Signed a contract for a 150-chair education day treatment program in a secure residential facility in Arkansas;
      -  Secured a new $40 million credit facility;
      - Opened a 60-bed residential treatment facility in Pennsylvania; and - Signed a contract with the Ohio Department of Youth Services for a 30-bed secure residential program for adolescent female offenders.

Results of Operations


The following table sets forth, for the periods indicated, the percentage relationship to the Company's total revenues of certain items in the Company's statements of income:

                                                Three Months Ended                  Six Months Ended
                                                   December 31,                        December 31,
                                           ------------------------------    -------------------------------
                                               1998              1997             1998             1997
                                           --------------   -------------    --------------   --------------
Operating revenues                                   96.9%           96.2%             96.6%            95.8%
Management fee income                                 3.1             3.8               3.4              4.2
                                           --------------   -------------    --------------   --------------
                  TOTAL REVENUES                    100.0           100.0             100.0            100.0
                                           --------------   -------------    --------------   --------------
Employee compensation and benefits                   60.2            59.3              61.3             60.2
Purchased services and other expenses                27.8            28.7              28.8             29.6
Depreciation and amortization                         2.9             2.2               2.8              2.2
Related party rent                                    0.1             0.1               0.1              0.1
                                           --------------   -------------    --------------   --------------
             TOTAL OPERATING EXPENSES                91.0            90.3              93.0             92.1
                                           --------------   -------------    --------------   --------------
Income from operations                                9.0             9.7               7.0              7.9
Other (income) expense:
       Interest expense                               1.3             1.0               1.2              1.2
       Interest income                               (0.3)           (0.7)             (0.7)            (0.8)
       Other income                                    --            (0.9)             (0.1)            (0.5)
Provision for income taxes                            3.2             3.9               2.6              3.0
                                           --------------   -------------    --------------   --------------

                  NET INCOME                          4.8%            6.4%              4.0%             5.0%
                                           ==============   =============    ==============   ==============

Three Months Ended December 31, 1998 versus December 31, 1997

Operating revenues for the three months ended December 31, 1998 increased $4,847,000 or 21.8%, to $27,092,000 as compared to $22,245,000 for the three months ended December 31, 1997. Approximately $2,800,000 of the increase in operating revenues is attributable to the Ameris acquisition. The increase is also due to increased utilization in certain programs, other acquisitions and the opening of new programs during the current and preceding comparative quarters, offset in part by a decline in census at the Company's Montana facility.

Management fee income decreased $11,000 for the three months ended December 31, 1998 to $873,000 from $884,000 for the three month period ended December 31, 1997. Management fee income recognized under the Helicon Agreement for the three months ended December 31, 1998 increased $14,000 to $335,000 from $321,000 for the three months ended December 31, 1997.

Total revenues for the three months ended December 31, 1998 increased $4,836,000, or 20.9%, to $27,965,000 as compared to $23,129,000 for the three months ended December 31, 1997 as a result of the factors described above.

Employee compensation and benefits for the three months ended December 31, 1998 increased $3,130,000, or 22.8%, to $16,837,000, as compared to $13,707,000 for the three months ended December 31, 1997. As a percentage of total revenues, employee compensation and benefits increased from 59.3% for the three months ended December 31, 1997 to 60.2% for the three months ended December 31, 1998. The increase in employee compensation and benefits over the same period in the prior year results primarily from the Company's growth. The increase in employee compensation and benefits as a percent of revenue over the same period in the prior year results in part from intentional overstaffing at the Company's Montana facility during the quarter.

Purchased services and other expenses for the three months ended December 31, 1998 increased $1,132,000, or 17.1%, to $7,768,000, as compared to $6,636,000 for the three months ended December 31, 1997. As a percentage of total revenues, purchased services and other expenses decreased to 27.8% for the three months ended December 31, 1998 from 28.7% for the three months ended December 31, 1997. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth. The decrease in purchased services and other expenses as a percent of revenue over the same period in the prior year resulted primarily from the effect of increased utilization at certain facilities.

Depreciation and amortization for the three months ended December 31, 1998 increased $299,000, or 59.0%, to $806,000 as compared to $507,000 for the three months ended December 31, 1997. The increase in depreciation and amortization compared to the same period in the prior year is primarily attributable to the Company's growth, including an increase in the amortization of goodwill arising from the Company's acquisitions.

Income from operations for the three months ended December 31, 1998 increased $272,000, or 12.1%, to $2,525,000 as compared to $2,253,000 for the three months ended December 31, 1997,
and decreased as a percentage of total revenues to 9.0% for the three months ended December 31, 1998 from 9.7% for the three months ended December 31, 1997 as a result of the factors described above.

Interest expense for the three months ended December 31, 1998 increased $136,000 to $370,000 as compared to $234,000 for the three months ended December 31, 1997. The increase in interest expense over the same period in the prior year is attributed principally to debt incurred pursuant to the recent acquisitions.

Interest income decreased $66,000 to $91,000 for the three months ended December 31, 1998 as compared to $157,000 for the three months ended December 31, 1997. The decrease in interest income over the same period in the prior year is attributable primarily to the decrease in cash available for investment as a result of the Company's repurchase of 700,000 shares of its outstanding Common Stock and its acquisition of Ameris.

Other income for the three months ended December 31, 1998 was $-0- versus $217,000 for the three months ended December 31, 1997. Other income for the comparable prior period reflects a one time payment by Helicon of management fees for which a reserve had previously been established.

Provision for income tax expense for the three months ended December 31, 1998 decreased $11,000 to $887,000 from $898,000 for the three months ended December 31, 1997. The decrease in provision for income tax expense compared to the same period in the prior year results primarily from the decrease in the Company's taxable income.

Six Months Ended December 31, 1998 versus December 31, 1997

Operating revenues for the six months ended December 31, 1998 increased $7,470,000 or 17.8%, to $49,421,000 as compared to $41,951,000 for the six months ended December 31, 1997. Approximately $3,740,000 of the increase in operating revenues is attributable to acquisitions made during fiscal 1999. The increase is also due to increased utilization in certain programs along with the opening of new programs and other acquisitions made since the comparable prior quarter.

Management fee income decreased $75,000 for the six months ended December 31, 1998 to $1,744,000 from $1,819,000 for the six month period ended December 31, 1997. Management fee income recognized under the Helicon Agreement for the six months ended December 31, 1998 increased $26,000 to $670,000 from $644,000 for the six months ended December 31, 1997. Other management fee income declined primarily as the result of one contract acquired from Vendell which was not renewed.

Total revenues for the six months ended December 31, 1998 increased $7,395,000, or 16.9%, to $51,165,000 as compared to $43,770,000 for the six months ended December 31, 1997 as a result of the factors described above.

Employee compensation and benefits for the six months ended December 31, 1998 increased $5,008,000, or 19.0%, to $31,339,000, as compared to $26,331,000 for the six months ended December 31, 1997. As a percentage of total revenues, employee compensation and benefits increased from 60.2% for the six months ended December 31, 1997 to 61.3% for the six months ended December 31, 1998. The increase in employee compensation and benefits over the same period in the prior year results primarily from the Company's growth, including acquisitions. The increase in employee compensation and benefits as a percent of revenue over the same period in the prior year results in part from intentional overstaffing at the Company's Montana facility during the period.

Purchased services and other expenses for the six months ended December 31, 1998 increased $1,769,000, or 13.7%, to $14,724,000, as compared to $12,955,000 for the six months ended December 31, 1997. As a percentage of total revenues, purchased services and other expenses decreased to 28.8% for the six months ended December 31, 1998 from 29.6% for the six months ended December 31, 1997. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth, including acquisitions. The decrease in purchased services and other expenses as a percent of revenue over the same period in the prior year results primarily from the effect of increased utilization at certain facilities.

Depreciation and amortization for the six months ended December 31, 1998 increased $458,000, or 46.6%, to $1,441,000 as compared to $983,000 for the six months ended December 31, 1997. The increase in depreciation and amortization compared to the same period in the prior year is attributable to the Company's growth, including an increase in the amortization of goodwill arising from the Company's acquisitions.

Income from operations for the six months ended December 31, 1998 increased $153,000, or 4.4%, to $3,603,000 as compared to $3,450,000 for the six months ended December 31, 1997, and decreased as a percentage of total revenues to 7.0% for the six months ended December 31, 1998 from 7.9% for the six months ended December 31, 1997, as a result of the factors described above.

Interest expense for the six months ended December 31, 1998 increased $104,000, or 20.2%, to $618,000 as compared to $514,000 for the six months ended December 31, 1997. The increase in interest expense over the same period in the prior year is attributed principally to debt incurred pursuant to the recent acquisitions.

Interest income decreased $28,000 to $305,000 for the six months ended December 31, 1998 as compared to $333,000 for the six months ended December 31, 1997. The decrease in interest income over the same period in the prior year is attributable primarily to the decrease in cash available for investment as a result of the Company's repurchase of 700,000 shares of its outstanding Common Stock and its acquisition of Ameris.

Other income for the six months ended December 31, 1998 was $57,000, consisting of the recognition of previously deferred gain on the sale of property concurrent with the collection of the note receivable related to the sale. Other income for the comparable prior period reflects a one time payment by Helicon of management fees for which a reserve had previously been established.

Provision for income tax expense for the six months ended December 31, 1998 increased $16,000 to $1,322,000 from $1,306,000 for the six months ended December 31, 1997.

Liquidity and Capital Resources

Cash used by operating activities for the six months ended December 31, 1998 was $1,690,000 on net income of $2,025,000 as compared to cash provided of $899,000 on net income of $2,180,000 for the six months ended December 31, 1997. An increase in accounts receivable combined with a decrease in accrued employee compensation were the primary factors contributing to the use of cash by operating activities during the fiscal 1999 period. The increase in accounts receivable is the result of a number of factors, including an increase in the Company's revenues and the timing of ratification of contracts by certain of the Company's California school district customers. The decrease in accrued employee compensation is the result of the Company's growth, differences in normal pay cycles and the payment of annual bonuses. Working capital at December 31, 1998 was $17,690,000, as compared to $29,867,000 at June 30, 1998.
The change results primarily from acquisitions during the period and the repurchase of the Company's Common Stock.

Cash used by investing activities was $25,346,000 for the six months ended December 31, 1998 as compared to $1,711,000 for the six months ended December 31, 1997, due primarily to (i) an increase in other assets and, (ii) the Ameris and Somerset acquisitions during fiscal 1999 versus the additional cash payment related to the Vendell acquisition during fiscal 1998.

Cash of $8,038,000 was provided by financing activities for the six months ended December 31, 1998, due primarily to borrowings under the Company's new credit facility for the Somerset acquisition offset by funds used for the repurchase of 700,000 shares of the Company's Common Stock. Cash of $39,000 was provided by financing activities for the six months ended December 31, 1997.

The Company has a credit agreement with SunTrust Bank and First American National Bank (jointly "the Lenders"), the term of which extends through December 1, 2001. Under the terms of this agreement, the Lenders have made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $25,000,000. The credit facility bears interest at either (i) the one, two, three or six month LIBOR rate plus an applicable margin, which ranges between .75% and 1.75% and is dependent on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, or (ii) SunTrust Bank's index rate plus an applicable margin, which ranges between .00% and .50%, at the Company's option. The line of credit is secured primarily by the Company's accounts receivable and equipment. At December 31, 1998, the outstanding balance under the line of credit was $10,800,000.

Additionally, effective December 1, 1998, the Company has entered into a term loan with the Lenders in the amount of $15,000,000 at a fixed interest rate. The term loan is for a period of seven years. The Company's effective rate of interest on the loan is 8.10%. No payment of principal is required until December 2001, at which time increasing payments that amortize the loan fully are due over the remaining four years of the agreement.

The Company's line of credit requires the Company to comply with certain restrictive covenants with respect to its business and operations and to maintain certain financial ratios. The restrictive covenants under this agreement prohibit the Company, without the prior consent of the Lenders, from entering into major corporate transactions, such as a merger, tender offer or sale of its assets, and from incurring additional indebtedness in excess of $500,000. The agreement also prohibits the Company from declaring dividends in excess of 25% of the Company's net income during any fiscal year.

Pursuant to the Somerset transaction, the Company issued a note payable to the sellers totaling $2,375,000. This note bears interest at 6%, will amortize fully over the three year period ending December 1, 2001, and is secured by the Company's real estate and improvements purchased pursuant to the Somerset transaction. At December 31, 1998, $745,000 of the note is included in current liabilities and $1,630,000 the note is included in long-term debt.

Helicon has entered into a $1.5 million line of credit with First American National Bank. As a condition to this line of credit, the Company agreed to guarantee Helicon's performance under this line of credit. At December 31, 1998, there was $603,000 outstanding under Helicon's line of credit.

Capital expenditures during the next twelve months are expected to include the replacement of existing capital assets as necessary, as well as the costs associated with the opening of new programs and facilities, including the possible purchase of certain real estate and improvements. The Company may also consider other strategic acquisitions, including acquisitions of existing programs and other companies engaged in youth services or related businesses.

Current obligations, typically due within thirty days or less, are expected to be funded with cash flows from operations and borrowings under the Company's line of credit. Management believes that funds from operations and amounts available under its line of credit will provide sufficient cash flow for the foreseeable future.

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

The Company has begun an assessment of the Y2K readiness of its payors and other third parties with whom it does business, and expects to more fully focus on this aspect of its Y2K compliance during calendar 1999. The Company has contacted all material payors and other third party payors in an attempt to assess the effect of any Y2K issues that may arise. The Company will continue discussion with any non-compliant material payors in an attempt to assess and encourage their Y2K readiness. Despite efforts that the Company may make in this regard, there can be no assurance that the systems of other companies with whom it does business will be compliant.

To date, the Company has incurred no material expenses related to the Y2K compliance of its IT and non-IT systems. The Company believes that the costs associated with finalizing the Y2K compliance of such systems will not materially increase the Company's future operating expenses or capital expenditures.

The Company believes that its most likely worst case Y2K scenario is that some of its material third party payors will not be Y2K compliant and will have difficulty processing and paying the Company's bills, which could affect the Company's cash flows. The Company has implemented an initial contingency plan to address this scenario by increasing its available line of credit facility. The Company expects to continue to assess this contingency plan during 1999.

Inflation

Inflation has not had a significant impact on the Company's results of operation since inception. Certain of the Company's existing contracts provide for annual price increases based upon changes in the Consumer Price Index.


Impact of Accounting Change

In June 1997 the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report segment information in annual financial statements. This Statement is effective for financial statements for the Company's fiscal year which began July 1, 1998; however, the Statement is not required to be applied to interim financial statements in the initial year of its application. The adoption of the statement will affect only disclosures provided and will have no impact on the Company's consolidated balance sheets or results of operations.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5 "Reporting on Costs of Start-up Activities" which changes the way in which public companies account for start-up costs. The SOP requires most entities, upon adoption, to write off as a cumulative effect of a change in accounting principle any previously capitalized start-up or organization costs. This SOP is effective for financial statements for fiscal years beginning after

December 15, 1998, and will, therefore, be adopted by the Company effective July 1, 1999. Adoption of the SOP is not expected to have a material impact on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 1998, the Company had only cash equivalents, invested in high grade, very short term securities, which are not typically subject to material market risk.


PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Shareholders on November 11, 1998 (the "Annual Meeting"). At the Annual Meeting, the shareholders of the Company voted to elect six directors, William J Ballard, Amy S. Harrison, Martha A. Petrey, Thomas B. Clark, Joseph A. Fernandez, and David L. Warnock for one-year terms and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and against/withheld with respect to each of the nominees for director:

         Nominee                      For                Against/Withheld
         --------------------      ----------       ----------------------
         William J Ballard          5,560,337                    13,030
         Amy S. Harrison            5,560,337                    13,030
         Martha A. Petrey           5,560,337                    13,030
         Thomas B. Clark            5,560,337                    13,030
         Joseph A. Fernandez        5,560,337                    13,030
         David L. Warnock           5,560,337                    13,030

The shareholders of the Company also voted to approve the Company's Employee Stock Purchase Plan and to ratify the selection of Ernst & Young LLP as the Company's independent auditors for the 1999 fiscal year. The plan was approved by the shareholders with 5,489,555 votes cast for the plan and 83,812 votes cast against the plan or withheld. The selection of the Company's auditors was ratified with 5,565,987 votes cast for ratification and 7,380 votes cast against ratification or withheld.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)The following exhibits are included herein:
          (10) Credit Agreement by and among the Company and SunTrust Bank, Nashville, N.A. as agent and lender dated December 1, 1998
          (27) Financial Data Schedule  (SEC use only)

      (b)Reports on Form 8-K:

Form 8-K - Reporting date - November 25, 1998 Items reported - Item 5. Other events The Company reported the adoption of a shareholder rights plan by the Board of Directors.

Form 8-K - Reporting date - December 16, 1998 Items reported - Item 2. Acquisition or disposition of assets The Company reported the acquisition of Somerset, Inc. for cash and assumption of certain liabilities.

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


                             CHILDREN'S COMPREHENSIVE SERVICES, INC.
                             ---------------------------------------
                                        (Registrant)



Date:  February 15, 1999     /s/  WILLIAM J BALLARD
                             ---------------------------------------------------
                             William J Ballard
                             Chairman and Chief Executive Officer



Date:  February 15, 1999     /s/  DONALD B. WHITFIELD
                             ---------------------------------------------------
                             Donald B. Whitfield
                             Vice President of Finance, Chief Financial Officer
                             (Principal Financial and Accounting Officer)