Form 10-Q
period 1999-03-31
CHILDRENS COMPREHENSIVE SERVICES INC
filed 1999-05-17
CIK 816247

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    ----------------

                         Commission File Number 0-16162

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                      62-1240866
 ------------------------------                     ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                     Identification Number)

3401 West End Ave., Suite 500, Nashville, Tennessee          37203
---------------------------------------------------    ------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (615) 383-0376

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

 Common Stock, $ .01 Par Value, outstanding at May 10, 1999 - 7,411,141 shares.
 ------------------------------------------------------------------------------

                                      INDEX

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                                                               Page
                                                                                                              Number
                                                                                                              ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets -- March 31, 1999
                  and June 30, 1998...............................................................................3

                  Consolidated Statements of Income -- Three and nine month
                  periods ended March 31, 1999 and 1998...........................................................5

                  Consolidated Statements of Cash Flows --
                  Nine months ended March 31, 1999 and 1998.......................................................6

                  Notes to Consolidated Financial Statements --
                  March 31, 1999..................................................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................10

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K........................................................................19

SIGNATURES.......................................................................................................20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,          June 30,
(dollars in thousands)                                                1999               1998
                                                                    -------            -------
                                                                  (unaudited)
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                     $ 1,593            $20,067
      Accounts receivable, net of allowance for doubtful
         accounts of $1,520 at March 31 and $1,865 at
         June 30                                                     23,583             17,809
      Prepaid expenses                                                  977                634
      Deferred income taxes                                             525                525
      Other current assets                                            5,448              1,577
                                                                    -------            -------
TOTAL CURRENT ASSETS                                                 32,126             40,612

PROPERTY AND EQUIPMENT, net of
        accumulated depreciation of $9,756 at March 31
        and $7,831 at June 30                                        50,440             37,162

DEFERRED TAX ASSETS, net of valuation allowance                          --                785

COST IN EXCESS OF NET ASSETS ACQUIRED, net                           14,262              1,180

OTHER ASSETS AND DEFERRED CHARGES, net                                1,244                462
                                                                    -------            -------

         TOTAL ASSETS                                               $98,072            $80,201
                                                                    =======            =======

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                    March 31,          June 30,
(dollars in thousands)                                                1999               1998
                                                                    -------            -------
                                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                $ 2,674            $ 1,901
    Current portion - long-term debt                                    803                 44
    Accrued employee compensation                                     5,143              5,192
    Income taxes payable                                              1,064                136
    Accrued other expenses                                            2,596              3,300
    Other liabilities and deferred revenue                            2,319                172
                                                                    -------            -------
         TOTAL CURRENT LIABILITIES                                   14,599             10,745

LONG-TERM DEBT AND CAPITAL LEASE
     OBLIGATIONS                                                     25,962             11,611
DEFERRED TAXES PAYABLE                                                1,755                 --
OTHER LIABILITIES                                                        --                 13
                                                                    -------            -------
          TOTAL LIABILITIES                                          42,316             22,369
                                                                    -------            -------
SHAREHOLDERS' EQUITY
      Preferred stock, par value $1.00 per share--
           10,000,000 shares authorized                                  --                 --
      Common stock, par value $.01 per share--
            50,000,000 shares authorized; issued and
            outstanding 7,399,483 shares at March 31
            and 8,038,783 shares at June 30                              74                 80
       Additional paid-in capital                                    51,884             57,820
       Retained earnings (deficit)                                    3,798                (68)
                                                                    -------            -------
       TOTAL SHAREHOLDERS' EQUITY                                    55,756             57,832
                                                                    -------            -------
       TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY                                                $98,072            $80,201
                                                                    =======            =======


      See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                Three Months Ended      Nine Months Ended
                                                     March 31,               March 31,
                                               --------------------    --------------------
(In thousands, except per share amounts)         1999        1998        1999        1998
                                               --------    --------    --------    --------
Revenues:
       Operating revenues                      $ 30,594    $ 24,044    $ 80,015    $ 65,995
       Management fee income                        955         936       2,699       2,755
                                               --------    --------    --------    --------
                          TOTAL REVENUES         31,549      24,980      82,714      68,750
                                               --------    --------    --------    --------
Operating expenses:
       Employee compensation and benefits        19,004      14,349      50,343      40,680
       Purchased services and other expenses      7,956       6,635      22,680      19,590
       Depreciation and amortization              1,047         564       2,488       1,547
       Related party rent                            28          25          86          76
                                               --------    --------    --------    --------
                TOTAL OPERATING EXPENSES         28,035      21,573      75,597      61,893
                                               --------    --------    --------    --------
Income from operations                            3,514       3,407       7,117       6,857
Other (income) expense:
       Interest expense                             556         223       1,174         737
       Interest income                              (88)       (190)       (393)       (523)
       Other income                                   3      (1,523)        (54)     (1,740)
                                               --------    --------    --------    --------
       TOTAL OTHER (INCOME) EXPENSE, NET            471      (1,490)        727      (1,526)
                                               --------    --------    --------    --------
Income before income taxes                        3,043       4,897       6,390       8,383
Provision for income taxes                        1,202       1,910       2,524       3,216
                                               ========    ========    ========    ========
                              NET INCOME       $  1,841    $  2,987    $  3,866    $  5,167
                                               ========    ========    ========    ========
Basic earnings per common share                $   0.25    $   0.37    $   0.52    $   0.66

Diluted earnings per common share              $   0.25    $   0.36    $   0.51    $   0.64


                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                Nine Months Ended
                                                                                    March 31,
                                                                            --------------------------
(dollars in thousands)                                                        1999              1998
                                                                            --------          --------
OPERATING ACTIVITIES
       Net income                                                           $  3,866          $  5,167
       Adjustments to reconcile net income to net cash
               provided by operating activities:
             Depreciation                                                      1,969             1,450
             Amortization                                                        519                96
             Amortization of deferred loan costs                                  68                26
             Provision for bad debts                                             684               261
Changes in operating assets and liabilities, net of the effects from acquisitions:
       Accounts receivable                                                    (4,364)           (1,570)
       Prepaid expenses                                                         (281)              (45)
       Other current assets                                                   (1,172)           (1,043)
       Accounts payable                                                         (103)              861
       Accrued employee compensation                                            (623)            1,292
       Accrued other expenses                                                    362               (21)
       Income taxes payable                                                      246               875
       Other liabilities                                                         774                --
                                                                            --------          --------
NET CASH PROVIDED BY OPERATING
          ACTIVITIES                                                           1,945             7,349
                                                                            --------          --------
INVESTING ACTIVITIES
       Purchase of assets of Vendell Healthcare                                   --              (710)
       Purchase of assets of Chad Youth Center                                    --            (1,202)
       Purchase of Ameris                                                    (12,499)               --
       Purchase of Somerset                                                   (8,175)               --
       Purchase of note receivable                                            (2,500)               --
       Purchase of property and equipment                                     (3,079)           (1,614)
       Proceeds from sale of property and equipment                               --               866
       (Increase) in other assets                                               (959)             (410)
                                                                            --------          --------
NET CASH USED BY INVESTING ACTIVITIES                                       $(27,212)         $ (3,070)
                                                                            --------          --------

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                                Nine Months Ended
                                                                                    March 31,
                                                                            --------------------------
(dollars in thousands)                                                        1999              1998
                                                                            --------          --------
FINANCING ACTIVITIES
       Principal payments on revolving lines of credit, long-
           term borrowings and capital lease obligations                    $(21,736)         $    (30)
       Proceeds from revolving lines of credit and long-term
           borrowings                                                         34,471                --
       Common Stock repurchased                                               (6,263)               --
       Proceeds from issuance of Common Stock, net                               389                63
       Stock registration costs                                                  (68)              (10)
                                                                            --------          --------
NET CASH PROVIDED BY FINANCING
           ACTIVITIES                                                          6,793                23
                                                                            --------          --------
INCREASE (DECREASE)  IN CASH AND CASH
       EQUIVALENTS                                                           (18,474)            4,302
       Cash and cash equivalents at beginning of period                       20,067            13,649
                                                                            --------          --------
CASH AND CASH EQUIVALENTS AT END OF
           PERIOD                                                           $  1,593          $ 17,951
                                                                            ========          ========



See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, the Company's prior fiscal year end.

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

NOTE C -- COMPREHENSIVE INCOME

As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes the standards for the reporting and display of comprehensive income and its components. This Statement requires that all items that are components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the first nine months of fiscal 1999 and 1998, the Company had no items of other comprehensive income.

NOTE D -- EARNINGS PER COMMON SHARE

The computation of basic net income per common share is based on the weighted average number of shares outstanding. Diluted net income per common share includes the effect of common stock equivalents, consisting of dilutive stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share:

                                      Three Months Ended         Nine Months Ended
                                           March 31,                 March 31,
                                    -----------------------   -----------------------
                                       1999         1998         1999         1998
                                    ----------   ----------   ----------   ----------
BASIC:

Average shares outstanding           7,377,622    7,999,354    7,473,088    7,867,046
                                    ==========   ==========   ==========   ==========
Net income                          $1,841,000   $2,987,000   $3,866,000   $5,167,000
                                    ==========   ==========   ==========   ==========
Per share amount                    $     0.25   $     0.37   $     0.52   $     0.66
                                    ==========   ==========   ==========   ==========
DILUTED:

Average shares outstanding           7,377,622    7,999,354    7,473,088    7,867,046

     Net effect of dilutive stock
     options and warrants              118,766      259,692      101,108      254,493
                                    ----------   ----------   ----------   ----------
            TOTAL                    7,496,388    8,259,046    7,574,196    8,121,539
                                    ==========   ==========   ==========   ==========
Net income                          $1,841,000   $2,987,000   $3,866,000   $5,167,000
                                    ==========   ==========   ==========   ==========
Per share amount                    $     0.25   $     0.36   $     0.51   $     0.64
                                    ==========   ==========   ==========   ==========

NOTE E -- ACQUISITIONS

In September 1998, the Company acquired Ameris Health Systems ("Ameris") for net consideration of approximately $12.5 million in cash. This transaction has been accounted for as a purchase. Pursuant to this transaction, the Company also purchased a note receivable for $2.5 million in cash. The payment of this note, which matures in September 1999, is guaranteed by $2.5 million cash escrowed in conjunction with this transaction. Ameris, through its wholly-owned subsidiary, American Clinical Schools, Inc., operates residential juvenile sex offender programs in Tennessee, Alabama and Pennsylvania with an aggregate capacity of 228 licensed beds.

In December 1998, the Company acquired Somerset, Inc., the operator of a 200-seat educational day treatment program located in southern California. Consideration for this transaction consisted of approximately $8.2 million in cash and $2.3 million in notes payable. This transaction has been accounted for as a purchase. Cost in excess of net assets acquired totaled approximately $13.5 million for the Ameris and Somerset acquisitions, and is being amortized over fifteen years.

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

General

As of March 31, 1999, the Company was providing education, treatment and juvenile justice services to approximately 4,300 at risk and troubled youth either directly or through management contracts. A limited number of programs for adults are also provided in specific markets. The Company currently offers these services through the operation and management of non-residential specialized education programs and day treatment programs and both open and secured residential treatment centers in 14 states. These services are provided directly or through the Company's revenue-based management contracts. Revenues are recognized as services are rendered. The Company's non-residential programs, which historically have generated higher operating margins than the Company's residential facilities, generally receive revenues based on per diem rates. The Company's residential facilities generally receive revenues under either fixed fee contracts, at per diem rates or on a cost reimbursed basis.

The Company receives management fee income from services provided to third parties, including medical/surgical facilities, community mental health centers and other behavioral health providers, for management of day treatment programs, residential treatment centers, behavioral units in medical/surgical facilities and free-standing behavioral facilities. The Company also receives management fee income from Helicon, Incorporated ("Helicon"), a Section 501(c)(3) not-for-profit corporation, for consulting, management and marketing services rendered pursuant to a Consulting and Marketing Agreement, effective as of August 1992, by and between Helicon and the Company (the "Helicon Agreement"). As of March 31, 1999, the Company was providing consulting, management and marketing services to Helicon at 12 programs. In addition, Helicon also leases three facilities owned by the Company to operate its programs. Pursuant to the Helicon Agreement, which expires September 1, 1999, payment of these management fees is subordinated in right of payment to amounts payable by Helicon to fund its programs. The Company expects that this Agreement will be renewed. The Company has also guaranteed Helicon's obligations under a bank line of credit in the amount of $1,500,000. As of March 31, 1999, there was $487,000 outstanding under this line of credit. See "-Liquidity and Capital Resources."

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

During the three month period ended March 31, 1999, the Company:

     - Opened a 48-bed residential treatment program in Longview, Texas for adolescent female offenders;

     -    Opened a 20-chair education day treatment program in Hilo, Hawaii;

     - Opened a 28-bed secure juvenile detention facility in Dyersburg, Tennessee; and

     - Opened a 30-bed secure residential program for adolescent female offenders in Mansfield, Ohio.

Prompted by recent legislation that changes the funding method for non-public school services in California, two districts where the Company operates programs have indicated their plans to provide their own programs and cease referrals to the Company. While this has not had a major impact on the Company's revenues or operating income to date, it has caused a gradual loss of census in those programs. The Company does not expect that the majority of California school districts with which the Company contracts will choose to provide their own programs.

Results of  Operations

The following table sets forth, for the periods indicated, the percentage relationship to the Company's total revenues of certain items in the Company's statements of income:

                                          Three Months Ended   Nine Months Ended
                                               March 31,          March 31,
                                           ----------------    ----------------
                                            1999      1998      1999      1998
                                           ------    ------    ------    ------
Operating revenues                           97.0 %    96.3 %    96.7 %    96.0 %
Management fee income                         3.0       3.7       3.3       4.0
                                           ------    ------    ------    ------
                        TOTAL REVENUES      100.0     100.0     100.0     100.0
                                           ------    ------    ------    ------
Employee compensation and benefits           60.2      57.4      60.9      59.2
Purchased services and other expenses        25.3      26.6      27.4      28.4
Depreciation and amortization                 3.3       2.3       3.0       2.3
Related party rent                            0.1       0.1       0.1       0.1
                                           ------    ------    ------    ------
              TOTAL OPERATING EXPENSES       88.9      86.4      91.4      90.0
                                           ------    ------    ------    ------
Income from operations                       11.1      13.6       8.6      10.0
Other (income) expense:
       Interest expense                       1.8       0.9       1.4       1.1
       Interest income                       (0.3)     (0.8)     (0.5)     (0.8)
       Other income                          --        (6.1)     (0.1)     (2.5)
Provision for income taxes                    3.8       7.6       3.1       4.7
                                           ------    ------    ------    ------

                            NET INCOME        5.8 %    12.0 %     4.7 %     7.5 %
                                           ======    ======    ======    ======


Three Months Ended March 31, 1999 versus March 31, 1998

Operating revenues for the three months ended March 31, 1999 increased $6,550,000 or 27.2%, to $30,594,000 as compared to $24,044,000 for the three months ended March 31, 1998. Approximately $4,900,000 of the increase in operating revenues is attributable to the Ameris and Somerset acquisitions. The increase is also due to increased utilization in certain programs, other acquisitions and the opening of new programs during the current and preceding comparative quarters, offset by a change in the method of reimbursement for the Company's residentially-based schools, located in Riverside and Los Angeles Counties, California. The effect of that change, which precludes retroactive billing from the date a child is certified for special education services to the date of request for certification, resulted in a decrease in revenue of approximately $400,000 over the same period last year.

Management fee income increased $19,000 for the three months ended March 31, 1999 to $955,000 from $936,000 for the three month period ended March 31, 1998. Management fee income recognized under the Helicon Agreement for the three months ended March 31, 1999 increased $11,000 to $340,000 from $329,000 for the three months ended March 31, 1998.

Total revenues for the three months ended March 31, 1999 increased $6,569,000, or 26.3%, to $31,549,000 as compared to $24,980,000 for the three months ended March 31, 1998 as a result of the factors described above.

Employee compensation and benefits for the three months ended March 31, 1999 increased $4,655,000, or 32.4%, to $19,004,000, as compared to $14,349,000 for the three months ended March 31, 1998. As a percentage of total revenues, employee compensation and benefits increased from 57.4% for the three months ended March 31, 1998 to 60.2% for the three months ended March 31, 1999. The increase in employee compensation and benefits over the same period in the prior year results primarily from the Company's growth. In addition, the Company increased compensation in certain employment categories in California. These changes in compensation structure resulted from higher base rates of pay and staffing levels versus the same period last year. The increase in employee compensation and benefits as a percent of revenue over the same period in the prior year results in part from start-up operations during the quarter and from the changes mentioned above.

Purchased services and other expenses for the three months ended March 31, 1999 increased $1,321,000, or 19.9%, to $7,956,000, as compared to $6,635,000 for the three months ended March 31, 1998. As a percentage of total revenues, purchased services and other expenses decreased to 25.3% for the three months ended March 31, 1999 from 26.6% for the three months ended March 31, 1998. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth. The decrease in purchased services and other expenses as a percent of revenue over the same period in the prior year resulted primarily from the effect of increased utilization at certain facilities.

Depreciation and amortization for the three months ended March 31, 1999 increased $483,000, or 85.6%, to $1,047,000 as compared to $564,000 for the three months ended March 31, 1998. The increase in depreciation and amortization compared to the same period in the prior year is primarily attributable to the Company's growth, including an increase in the amortization of goodwill arising from the Company's acquisitions.

Income from operations for the three months ended March 31, 1999 increased $107,000, or 3.1%, to $3,514,000 as compared to $3,407,000 for the three months ended March 31, 1998, and decreased as a percentage of total revenues to 11.1% for the three months ended March 31, 1999 from 13.6% for the three months ended March 31, 1998 as a result of the factors described above. For the three months ended March 31, 1999, the Company's income from operations was negatively impacted by the fact that the Company opened four new programs during the quarter. One of these programs, a contract in Ohio, was delayed in its opening from February until March. The other three programs (located in Texas, Hawaii and Tennessee) generated significant operating losses during the quarter due to both expense issues, principally related to staffing, and slower-than-anticipated ramp-up in census.

Interest expense for the three months ended March 31, 1999 increased $333,000 to $556,000 as compared to $223,000 for the three months ended March 31, 1998. The increase in interest expense over the same period in the prior year is attributed principally to debt incurred pursuant to the Somerset acquisition.

Interest income decreased $102,000 to $88,000 for the three months ended March 31, 1999 as compared to $190,000 for the three months ended March 31, 1998. The decrease in interest income over the same period in the prior year is attributable primarily to the decrease in cash available for investment as a result of the Company's repurchase of 700,000 shares of its outstanding Common Stock and its acquisition of Ameris.

Other income for the three months ended March 31, 1999 was an expense of $3,000 versus income of $1,523,000 for the three months ended March 31, 1998. Other income for the comparable prior period reflects a gain recognized on the exchange of the Company's Houston, Texas facility for a facility in Longview, Texas, plus cash.

Provision for income tax expense for the three months ended March 31, 1999 decreased $708,000 to $1,202,000 from $1,910,000 for the three months ended March 31, 1998. The decrease in provision for income tax expense compared to the same period in the prior year results primarily from the decrease in the Company's taxable income.

Nine Months Ended March 31, 1999 versus March 31, 1998

Operating revenues for the nine months ended March 31, 1999 increased $14,020,000 or 21.2%, to $80,015,000 as compared to $65,995,000 for the nine months ended March 31, 1998. Approximately $8,700,000 of the increase in operating revenues is attributable to acquisitions made during fiscal 1999. The increase is also due to increased utilization in certain programs along with the opening of new programs since the comparable prior period.

Management fee income decreased $56,000 for the nine months ended March 31, 1999 to $2,699,000 from $2,755,000 for the nine month period ended March 31, 1998. Management fee income recognized under the Helicon Agreement for the nine months ended March 31, 1999 increased $38,000 to $1,011,000 from $973,000 for the nine months ended March 31, 1998. Other management fee income declined primarily as the result of one contract acquired pursuant to the Vendell transaction which was not renewed.

Total revenues for the nine months ended March 31, 1999 increased $13,964,000, or 20.3%, to $82,714,000 as compared to $68,750,000 for the nine months ended March 31, 1998 as a result of the factors described above.

Employee compensation and benefits for the nine months ended March 31, 1999 increased $9,663,000, or 23.8%, to $50,343,000, as compared to $40,680,000 for the nine months ended March 31, 1998. As a percentage of total revenues, employee compensation and benefits increased from 59.2% for the nine months ended March 31, 1998 to 60.9% for the nine months ended March 31,

1999. The increase in employee compensation and benefits over the same period in the prior year results primarily from the Company's growth, including acquisitions. The increase in employee compensation and benefits as a percent of revenue over the same period in the prior year results in part from intentional overstaffing at the Company's Montana facility during the period, as well as higher base rates of pay and staffing levels in the Company's California operations.

Purchased services and other expenses for the nine months ended March 31, 1999 increased $3,090,000, or 15.8%, to $22,680,000, as compared to $19,590,000 for the nine months ended March 31, 1998. As a percentage of total revenues, purchased services and other expenses decreased to 27.4% for the nine months ended March 31, 1999 from 28.4% for the nine months ended March 31, 1998. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth, including acquisitions. The decrease in purchased services and other expenses as a percent of revenue over the same period in the prior year results primarily from the effect of increased utilization at certain facilities.

Depreciation and amortization for the nine months ended March 31, 1999 increased $941,000, or 60.8%, to $2,488,000 as compared to $1,547,000 for the nine months ended March 31, 1998. The increase in depreciation and amortization compared to the same period in the prior year is attributable to the Company's growth, including an increase in the amortization of goodwill arising from the Company's acquisitions.

Income from operations for the nine months ended March 31, 1999 increased $260,000, or 3.8%, to $7,117,000 as compared to $6,857,000 for the nine months ended March 31, 1998, and decreased as a percentage of total revenues to 8.6% for the nine months ended March 31, 1999 from 10.0% for the nine months ended March 31, 1998, as a result of the factors described above. The Company's income from operations was negatively impacted by the fact that the Company opened four new programs during the quarter ended March 31, 1999. One of these programs, a contract in Ohio, was delayed in its opening from February until March. The other three programs (located in Texas, Hawaii and Tennessee) generated significant operating losses during the period due to both expense issues, principally related to staffing, and slower-than-anticipated ramp-up in census.

Interest expense for the nine months ended March 31, 1999 increased $437,000, or 59.3%, to $1,174,000 as compared to $737,000 for the nine months ended March 31, 1998. The increase in interest expense over the same period in the prior year is attributed principally to debt incurred pursuant to the Somerset acquisition.

Interest income decreased $130,000 to $393,000 for the nine months ended March 31, 1999 as compared to $523,000 for the nine months ended March 31, 1998. The decrease in interest income over the same period in the prior year is attributable primarily to the decrease in cash available for investment as a result of the Company's repurchase of 700,000 shares of its outstanding Common Stock and its acquisition of Ameris.

Other income for the nine months ended March 31, 1999 was $54,000, consisting primarily of the recognition of previously deferred gain on the sale of property concurrent with the collection of the note receivable related to the sale. Other income of $1,740,000 for the comparable prior period reflects a one time payment by Helicon of management fees for which a reserve had previously been established combined with a gain on the exchange of the Company's Houston, Texas facility for a facility in Longview, Texas, plus cash.

Provision for income tax expense for the nine months ended March 31, 1999 decreased $692,000 to $2,524,000 from $3,216,000 for the nine months ended March 31, 1998.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended March 31, 1999 was $1,945,000 on net income of $3,866,000 as compared to cash provided of $7,349,000 on net income of $5,167,000 for the nine months ended March 31, 1998. An increase in accounts receivable combined with a decrease in accrued employee compensation were the primary factors contributing to the decrease in cash provided by operating activities during the fiscal 1999 period versus the same period in the prior year. The increase in accounts receivable is the result of a number of factors, including an increase in the Company's revenues and the timing of ratification of contracts by certain of the Company's California school district customers. The decrease in accrued employee compensation results primarily from differences in normal pay cycles and the payment of annual bonuses. Working capital at March 31, 1999 was $17,527,000, as compared to $29,867,000 at June 30, 1998. The change results primarily from acquisitions during the period and the repurchase of the Company's Common Stock.

Cash used by investing activities was $27,212,000 for the nine months ended March 31, 1999 as compared to $3,070,000 for the nine months ended March 31, 1998, due primarily to (i) additional capital expenditures and, (ii) the Ameris and Somerset acquisitions during fiscal 1999 versus the additional cash payment related to the Vendell acquisition and the Chad acquisition during fiscal 1998.

Cash of $6,793,000 was provided by financing activities for the nine months ended March 31, 1999, due primarily to borrowings under the Company's credit facility for the Somerset acquisition offset by funds used for the repurchase of 700,000 shares of the Company's Common Stock. Cash of $23,000 was provided by financing activities for the nine months ended March 31, 1998.

The Company has a credit agreement with SunTrust Bank and First American National Bank (jointly "the Lenders"), the term of which extends through December 1, 2001. Under the terms of this agreement, the Lenders have made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $25,000,000. The credit facility bears interest at either (i) the one, two, three or six month LIBOR rate plus an applicable margin, which ranges between .75% and 1.75% and is dependent on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, or (ii) SunTrust Bank's index rate plus an applicable margin, which ranges between .00% and .50%, at the Company's option. The line of credit is secured primarily by the Company's accounts receivable and equipment. At March 31, 1999, the outstanding balance under the line of credit was $9,400,000.

Additionally, effective December 1, 1998, the Company entered into a term loan with the Lenders in the amount of $15,000,000 at a fixed interest rate. The term loan is for a period of seven years. The Company's effective rate of interest on the loan is 8.10%. No payment of principal is required until December 2001, at which time increasing payments that amortize the loan fully are due over the remaining four years of the agreement.

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

Pursuant to the Somerset transaction, the Company issued a note payable to the sellers totaling $2,375,000. This note bears interest at 6%, will amortize fully over the three year period ending December 1, 2001, and is secured by the Company's real estate and improvements purchased pursuant to the Somerset transaction. At March 31, 1999, $756,000 of the note is included in current liabilities and $1,437,000 of the note is included in long-term debt.

Helicon has entered into a $1.5 million line of credit with First American National Bank. As a condition to this line of credit, the Company agreed to guarantee Helicon's performance under the line. At March 31, 1999, there was $487,000 outstanding under Helicon's line of credit.

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

Year 2000

The Year 2000 ("Y2K") issue involves the inability of some computers or microprocessors to correctly handle the century change that will occur at midnight, December 31, 1999. The Y2K issue, which also includes a number of related problems, affects nearly every business in the world. The Company's assessment of potential Y2K problems has focused on three areas: (i) the Company's information technology ("IT") systems, (ii) its non-IT systems, and
(iii) its relationships with third parties. The Company has substantially completed an initial assessment of its IT systems' exposure to the Y2K-related problems, and currently believes that its main IT systems, which include billing, accounting, and payroll systems, are Y2K compliant. Although the Company has not tested the Y2K compliance of such systems, such systems have been represented as Y2K compliant by the vendors thereof. Certain less-critical IT systems as well as certain individual computers and associated software are not currently Y2K compliant, however, the Company expects to continue to replace these systems or make them Y2K compliant as needed.

The Company has also assessed the exposure of its non-IT systems (such as time clocks) to Y2K problems, and does not believe that Y2K issues related to non-IT systems will have a material adverse effect on the Company's results of operations, financial position or cash flows.

The Company has begun an assessment of the Y2K readiness of its payors and other third parties with whom it does business, and will continue to focus on this aspect of its Y2K compliance during calendar 1999. The Company has contacted all material payors and other third party payors in an attempt to assess the effect of any Y2K issues that may arise. The Company will continue discussion with any non-compliant material payors in an attempt to assess and encourage their Y2K readiness. Despite efforts that the Company may make in this regard, there can be no assurance that the systems of other companies with whom it does business will be compliant.

To date, the Company has incurred no material expenses related to the Y2K compliance of its IT and non-IT systems. The Company believes that the costs associated with finalizing the Y2K compliance of such systems will not materially increase the Company's future operating expenses or capital expenditures.

The Company believes that its most likely worst case Y2K scenario is that some of its material third party payors will not be Y2K compliant and will have difficulty processing and paying the Company's bills, which could affect the Company's cash flows. The Company has implemented an initial contingency plan to address this scenario by increasing its available line of credit facility. The Company expects to continue to assess its contingency plan during the remainder of calendar 1999.

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

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5 "Reporting on Costs of Start-up Activities" which changes the way in which public companies account for start-up costs. The SOP requires most entities, upon adoption, to write off as a cumulative effect of a change in accounting principle any previously capitalized start-up or organization costs. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, and will, therefore, be adopted by the Company effective July 1, 1999. At March 31, 1999 the Company had approximately $851,000 of deferred start up costs.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are included herein:
          (10.1) First Amendment to Credit Agreement by and among the Company and SunTrust Bank, Nashville, N.A. as agent and lender dated December 1, 1998
          (10.2) Second Amendment to Credit Agreement by and among the Company and SunTrust Bank, Nashville, N.A. as agent and lender dated April 20, 1999
          (10.3) Employment Agreement between the Company and William
                 J Ballard, effective as of August 19, 1998
          (10.4) Employment Agreement between the Company and Amy S. Harrison, effective as of August 19, 1998
          (27)   Financial Data Schedule (SEC use only)

     (b) Reports on Form 8-K:
                      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CHILDREN'S COMPREHENSIVE SERVICES, INC.
                                 (Registrant)

Date: May 17, 1999               /s/  WILLIAM J BALLARD
                                  ----------------------------------------------
                                      William J Ballard
                                      Chairman and Chief Executive Officer

Date: May 17, 1999               /s/  DONALD B. WHITFIELD
                                    --------------------------------------------
                                      Donald B. Whitfield
                                      Vice President of Finance, Chief
                                      Financial Officer (Principal
                                      Financial and Accounting Officer)