Form 10-K
period 1999-06-30
CHILDRENS COMPREHENSIVE SERVICES INC
filed 1999-09-28
CIK 816247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(MARK ONE)                         FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM                  TO
                                     ----------------     -------------------

                         COMMISSION FILE NUMBER 0-16162

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Tennessee                                               62-1240866
---------------------------------                       ----------------------
 (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                       Identification Number)

3401 West End Ave., Ste 400 Nashville, Tennessee                 37203
------------------------------------------------        ----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code    (615) 250-0000
                                                    -------------------

Registrant's former address:  3401 West End Ave., Ste 500 Nashville, Tennessee
                            ----------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $ .01

                          Common Stock Purchase Rights
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Company as of September 17, 1999 was $20,005,000.

The number of shares outstanding of the issuer's common stock, par value $ .01 per share, as of September 17, 1999 was 7,300,026.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders to be held November 17, 1999 are incorporated by reference into Part III of this Form 10-K.

                                     PART I
                                ITEM 1. BUSINESS
GENERAL

         Children's Comprehensive Services, Inc., a Tennessee corporation formed in 1985, and subsidiaries (the "Company") is one of the oldest and largest for-profit providers of services for at-risk and troubled youth in the United States. The Company's programs include a comprehensive continuum of services provided in both residential and non-residential settings for youth who have severe psychiatric disorders or who are emotionally disturbed, behaviorally disordered, developmentally delayed, learning disabled, medically fragile or autistic. The Company also provides a limited range of adult behavioral services at certain of its locations in response to community demand. The Company provides its services at facilities located in Alabama, Arkansas, California, Florida, Hawaii, Kentucky, Louisiana, Ohio, Michigan, Montana, Pennsylvania, Tennessee, Texas and Utah. As of June 30, 1999, the Company was providing education, treatment and juvenile justice services, either directly or through its management contract with Helicon Incorporated ("Helicon"), to approximately 4,000 at-risk youth. In addition, the Company provides management services to community mental health centers, behavioral units in medical facilities and third parties.

THE MARKET FOR THE COMPANY'S SERVICES

         The Company believes the market for its services for at-risk and troubled youth is large and growing. The population of at-risk and troubled youth ranges from youth who have been abused and neglected to those who are seriously emotionally disturbed. At one end of the spectrum are at-risk youth. These are youth who are not functioning well in school or at home, and exhibit such behavior as aggressive noncompliance with parents and authority figures, chronic truancy, fighting, running away and alcohol or drug abuse. Children classified as requiring special education services comprise a large subset of the at-risk youth population. Of the 5.8 million children in special education programs during the 1996-97 school year, 2.7 million were diagnosed as having specific learning disabilities and over 447,000 were considered seriously emotionally disturbed. At the other end of the spectrum are troubled youth. These are youth who have committed serious and/or violent crimes, such as sex offenses, robberies, assaults and drug trafficking. In 1996, there were 2.9 million arrests of juveniles under 18 years of age, accounting for 19% of all violent crime, 37% of all burglary arrests, 24% of all weapons arrests and 15% of murder and aggravated assault arrests. Juveniles were involved in 14% of all drug arrests in 1996. Between 1992 and 1996, juvenile arrests for drug abuse violations increased 120%. The Company believes that factors contributing to the high rate of youth crime include the ready availability of firearms, the prevalence of drug addiction, violence portrayed in the media and the increase in the number of single parent homes. In addition, a recent census projection stated that the juvenile population in the United States is expected to reach 74 million by the year 2010. At certain of its facilities, the Company provides adult programming and treatment in response to community demand and the need for such services. The Company also provides management services to other entities providing services to both youth and adults.

         The federal Individuals with Disabilities Education Act mandates that all children with disabilities be provided a free and appropriate education which emphasizes special education and related services designed to meet their unique needs. Governmental agencies traditionally have provided education, treatment and juvenile justice services for at-risk and troubled youth either directly or through private providers of these services. The Company believes that the increasing number of youth in the United States and the increasing prevalence of juvenile crime have resulted in a growing demand for these services for at-risk and troubled youth, which will make it increasingly less likely that governmental entities will be able to provide the necessary services directly. As a result, there is a growing trend throughout the United States toward privatization of education, treatment and juvenile justice services, as governments of all types face continuing pressure to control costs and improve the quality of services. Furthermore, the Company believes that, as juvenile crime and the demand for special education services for at-risk and troubled youth continue to grow and receive increasing levels of attention from lawmakers and the general public, government funding for juvenile services will continue to increase. Although the number and scope of privatized services for at-risk and troubled youth have increased dramatically in recent years, the Company estimates that a relatively small percentage of these services are currently privately managed. Based on the combination of the current demographic and societal factors affecting at-risk and troubled youth, the Company believes that the demand for its services for these youth will continue to increase, and increasingly, the private sector will be called upon to meet the growing demands for these services.

SERVICES PROVIDED BY THE COMPANY

         The Company, directly and through programs managed for Helicon, educates and treats at-risk and troubled youth through a comprehensive continuum of services that are designed to address the specific needs of each youth and to return the youth to their schools or communities. At certain of its facilities and managed locations, the Company provides treatment services for adults. The Company's programs, ranging from non-residential family preservation programs to 24-hour secure facilities, are based predominantly on models designed to achieve behavior modification through therapy, counseling and, when necessary, pharmaceuticals. The Company's programs include computer-based educational/vocational training and comprehensive programs for behavior change, including individual, group and family counseling, social and independent living skills training, empathy development, critical thinking and problem solving, anger management, substance abuse treatment and relapse prevention. These programs are designed to increase self-control and effective problem-solving; to teach youth how to understand and consider other people's values, behaviors and feelings; to show youth how to recognize how their behavior affects other people and why others respond to them as they do; and to teach them alternative, responsible, interpersonal behaviors. Although certain youth in the Company's programs require both drug treatment and therapy, the Company's goal is to minimize or eliminate the use of drugs whenever possible over the course of its involvement with the youth. When drug treatment is appropriate, drugs are prescribed by licensed physicians and may be administered by Company personnel. The Company also provides education to medically fragile youth. New services and programs are regularly developed to address the specific needs of an identified at-risk or troubled youth population, such as serious criminal offenders, juvenile sex offenders or female specific populations. The Company believes that the breadth of its services makes the Company attractive to members of the community and a broad spectrum of payors, as well as to local, state and federal governmental agencies. As of June 30, 1999, the Company was providing services directly and through management contracts with Helicon to approximately 2,600 youth in its non-residential programs and 1,400 youth in its residential programs.

Comprehensive Continuum of Services. The Company offers a comprehensive continuum of services ranging from non-restrictive programs, such as family preservation and non-residential special education programs, to acute psychiatric programs and secure residential facilities. The Company believes its primary emphasis on providing a comprehensive continuum of services for at-risk youth, as well as consistency and flexibility in the delivery of its services, are critical to the success of its programs. Accordingly, the Company's programs are tailored to the specific needs of each locality, each client agency, each population and, most importantly, to the unique needs of each student or resident. The Company believes that this continuum of services allows it to address the specific needs of each segment of the at-risk and troubled youth population and to satisfy the demands for such services by a community. Through its relationship with Helicon, the Company also is able to deliver services to governmental agencies who are required or elect to contract with not-for-profit entities for the services offered by the Company.

Non-Residential Programs. The Company's non-residential youth services programs are designed to meet the special needs of at-risk and troubled youth and their families, while enabling each youth to remain in his or her home and community. As described below, non-residential services provided by the Company include behavioral day treatment programs, educational day treatment programs, alternative education programs, diversionary education programs, family preservation programs, homebound education programs and on-site education programs in emergency shelters and diagnostic centers. Adult programs provide primarily behavioral day treatment.

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

Educational Day Treatment Programs. The Company's educational day treatment programs provide specialized educational services for youth with clinically definable emotional disorders. The Company also provides educational services to medically fragile youth. These programs provide the opportunity to remedy deficits in a student's education and foster the development of responsible social behaviors. For these students, traditional public school programs have not been able to sustain motivation or cooperation or have not provided needed specialized education services. The Company's educational day treatment programs are staffed with teachers and counselors with expertise in behavioral management to provide high quality special education services, including specialized teaching methods, individual and group therapy provided by licensed clinicians, computer-based curriculum and instructional delivery and designs.

Alternative Education Programs. The Company's alternative education programs provide educational services to youth who cannot or who are not permitted to attend public school. These programs are designed to educate at-risk youth in a manner that promotes public safety by reducing disruptive and delinquent behaviors of students. The principal components of the alternative education programs include daily computer assisted learning, behavioral counseling, job placement, transition into public schools, family services and community service. These programs are designed to provide youth with the education, credentials and job skills required to be successful adults. Sites for these programs can vary from an office complex to a national forest.

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

Family Preservation Programs. The Company's family preservation programs provide a blend of home-based, intensive crisis intervention services to at-risk and troubled youth and their families. These programs are designed to help the youth improve their coping and living skills and strengthen and maintain the integrity of the family, while promoting the healthy growth and development of the at-risk and troubled youth. The objectives of these programs are to improve family functioning and to keep the youth in the family.

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

On-Site Education Programs in Shelters and Diagnostic Centers. The Company's shelter education program provides on-site educational services at multiple locations to at-risk and troubled youth who have been removed from their homes and are in residence at emergency shelters and diagnostic centers. The objective of this program is to provide continuity in a student's education in a safe and secure environment while the youth awaits permanent placement.

Residential Programs. The Company's residential programs provide highly structured therapeutic environments and comprehensive treatment for at-risk and troubled youth when structured observation is necessary, when severe behavior management needs are present or when containment and safety are required. As described below, the Company's residential services include secure residential programs, detention programs, acute psychiatric treatment programs, residential psychiatric treatment programs, residential treatment programs, diagnostic and evaluation services, therapeutic wilderness programs, and group homes.

Secure Residential Programs. The Company's secure residential programs, including gender specific secure residential programs, house youth that are placed in such programs by the courts or state agencies. While in the programs, the youth are provided with a wide range of services designed to change negative behavior including substance abuse education, group counseling, physical training, education, a student work program and social skills classes. Each student receives an individualized service plan tailored to meet his or her particular needs for the duration of the placement.

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

Residential Psychiatric Treatment Programs. The Company's residential psychiatric treatment programs provide medical and behavioral treatment to behaviorally and emotionally disturbed youth who suffer from depression, chemical dependency and other psychiatric disorders. These treatment programs are based on a medical model and are designed to achieve behavior modification through the use of therapy and medical treatment, including pharmaceuticals. Medical treatment services are provided by licensed physicians who contract with the Company to provide such services. Services offered at these programs include therapy groups, drug education and 12-step recovery meetings. A primary goal of the Company's residential psychiatric treatment programs is to develop positive support systems for the adolescents to allow for discharge to a less structured environment.

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

Management Services. In addition to management services provided to Helicon, the Company provides management services to Community Mental Health Centers ("CMHCs"), behavioral units in medical/surgical facilities and to other third parties. Contract terms vary in length from one to three years with reimbursement based on the services being provided. Services are provided in both residential and non-residential settings.

         The table below sets forth certain information regarding the Company's non-residential and residential programs operated by the Company directly or through management contracts. Licensed capacity is provided for the Company's residential facilities.

                                                                                      Average
                                                                    Licensed     Population  FY      Commencement of
Location                             Program Type                   Capacity            99              Operations
---------------------                ------------                   --------     --------------         ----------
COMPANY PROGRAMS
---------------------

Alabama               Behavioral day treatment                                          16              June 1997
                      Detention, Therapeutic wilderness,
                         Secure residential, Residential treatment     248             207            September 1998

Arkansas              Alternative education                                            159               June 1997
                      Acute and residential psychiatric treatment       77              73               June 1997

California            Educational day treatment                                      1,125             January 1980

Florida               Behavioral day treatment, Diversionary education,
                         Alternative education                                         120            September 1995
                      Acute and residential psychiatric treatment       80              37               June 1997

Hawaii                Educational day treatment                                         12             January 1999

Kentucky              Behavioral day treatment                                          40               June 1997
                      Acute psychiatric and residential treatment       72              58               June 1997

Louisiana             Diversionary education, Family preservation                       35             November 1991

Michigan              Acute psychiatric treatment, Secure
                            residential                                 63              40               June 1997

Montana               Alternative education, Behavioral day treatment                  165               June 1997
                      Acute and residential psychiatric
                         treatment, Detention                           52              40               June 1997

Ohio                  Secure residential                                30              15              March 1999

Pennsylvania          Residential treatment                             60              22             November 1998

Tennessee             Homebound education                                              171             November 1991
                      Detention, Residential treatment,
                      Diagnostic and evaluation services,
                      Residential psychiatric treatment                339             291             November 1985

Texas                 Alternative education, Educational day treatment                 344            September 1996
                      Acute and residential psychiatric treatment,
                         Secure residential                            180             146             October 1997

Utah                  Acute psychiatric and residential treatment       80              70               June 1997

HELICON PROGRAMS
---------------------

Tennessee             Family preservation, Education day treatment,
                         Diversionary education, On-site educational
                          services in emergency shelters and diagnostic
                          centers                                                      285               July 1988

California            Residential treatment, Residential psychiatric
                          treatment, Secure residential,
                          6-bed group homes                            310             504               June 1988


         In addition to the programs described above, at June 30, 1999, the Company had management contracts with medical facilities and third parties at six locations in Arkansas, Tennessee, Texas and Florida. Three of the Company's contracts were residential based. Each of the contracts has original terms from one to three years. These contracts typically provide for a fixed monthly fee and reimbursement of expenses.

OPERATIONAL PROCEDURES

         The Company's programs are designed to provide a range of consistent, high quality and cost-effective education, treatment and juvenile justice services to meet a wide variety of needs for the various segments of the at-risk and troubled youth population as well as, at some facilities, adult populations. All acute and certain other of the Company's facilities admit patients 24 hours a day, seven days a week. The Company generally is responsible for the overall operation of its own and Helicon's facilities and programs, including staff recruitment, general administration and security and supervision of the youth in their programs.

Staff Recruitment and Training. The Company has assembled an experienced team of managers, counselors and staff that blends program expertise with significant business and financial experience in each area of the Company's operations. The Company believes that its recruitment, selection and training programs provide quality personnel experienced in the Company's approach to providing its programs. The Company's direct care staff includes teachers, counselors, mental health professionals (including psychiatrists and psychologists), juvenile justice administrators and licensed clinicians. The Company prefers to recruit direct care staff who have pursued undergraduate or graduate studies in education and in the behavioral or social sciences. Physician members of the direct care staff are generally independent contractors who also maintain private practices. In the case of physicians who relocate their practices near Company facilities, the Company may guarantee a minimum income to such physicians for a limited period, such as one year.

         The Company's internal training policies require the Company's teachers, counselors, security and other direct care staff to complete extensive training. Core training includes courses in the major Company program components such as behavior change education, positive peer culture, discipline and limit setting, anger management and the teaching of social skills. Annual continuing education also is required for all direct care staff. The Company demonstrates its commitment to its employees' professional development by offering lectures, classes and training programs.

Quality Management. The Company strives to enhance the quality of its program offerings and the quality of its highly trained and dedicated staff to improve the positive impact that its programs have on the individuals they serve. The Company has developed a model of ongoing program evaluation and quality management which the Company believes provides critical feedback to measure the quality of its various programs. The Company has implemented its Mastery Achievement Program ("MAP") at almost all of its facilities. The MAP provides regular feedback on percentage achievement of standards to measure whether a program is achieving its performance objectives. The quality of care standard data is computer scanned on a weekly or monthly basis, and graphs are developed which show ongoing visual representations of progress towards meeting standards. Feedback is then provided to the Company's administrators, corporate managers and all staff so that each team member is aware on a timely basis of compliance with program standards. The Company believes the MAP is a vital management tool to evaluate the quality of its programs, and has been useful as a marketing tool to promote the Company's programs since it provides more meaningful and significant data than is usually provided by routine contract licensing monitoring of programs. To expand the scope of the MAP, the Company is attempting to develop a computer-based program which correlates client characteristics and program achievements with recidivism data after youth are released from the Company's various programs. Also, the Company's, as well as other JCAHO accredited facilities are required to participate in the JCAHO ORYX project. In response, the Company has implemented an assessment system that is expected to provide additional data about the quality of the Company's outcomes relative to similar facilities.

         In addition to measuring performance objectives, the Company has a corporate compliance policy, including an integrity hotline, formulated as a guide to the ethical and legal conduct of its employees. The Company has implemented this policy at all its facilities.

Security. The Company realizes that, in the operation of programs for at-risk and troubled youth, a primary mission is to insure the safety of the community within a facility, as well as the community outside. Thus, the Company's programs emphasize security, risk assessment and close supervision by responsible and well-trained staff.

MARKETING

         The Company's marketing activities are directed primarily toward local and state governmental entities responsible for juvenile justice, social services providers, education and mental health providers, as well as school districts and juvenile courts responsible for special programs for at-risk and troubled youth. The Company markets to behavioral health managed care providers, physicians, businesses and parents for certain behavioral health services. The Company also markets certain of its programs to the general public in an effort to increase community awareness of the Company's facilities. In addition, the Company markets its management services to Community Mental Health Centers, medical/surgical hospitals and other smaller behavioral health providers. Marketing efforts are conducted and coordinated by the Company's Vice President of Business Development and other senior management personnel, individual facility personnel, and with the aid, where appropriate, of certain independent consultants.

Marketing to Governmental Agencies. The Company believes that it is able to design, develop and operate its facilities and programs at a lower cost than governmental agencies that are responsible for performing such services. The Company focuses on adherence to proven policies and procedures and efficient application of financial resources to provide an attractive, cost-effective alternative to programs operated directly by governmental entities. The Company generally pursues its governmental business opportunities in one of three ways. The Company (1)follows the traditional competitive process where a Request for Proposals ("RFP") or a Request for Qualifications ("RFQ") is issued by a government agency, with a number of companies responding, (2)receives unsolicited requests, generally from local school districts, for the operation of special education programs, or (3)submits unsolicited proposals for new or revised services. When the Company receives inquiries from or on behalf of governmental agencies or local school districts, the Company determines whether there is an existing need for the Company's services, assesses the legal and political climate, the availability of funding, siting issues and competition, and then conducts an initial cost analysis to further determine program feasibility.

         Generally, governmental agencies responsible for juvenile justice or youth education and treatment services procure services through RFPs or RFQs. As part of the Company's process of responding to RFPs, management meets with appropriate personnel from the agency making the request to best determine the agency's distinct needs. If the project fits within the Company's strategy, the Company will then submit a written response to the RFP. A typical RFP requires bidders to provide detailed information, including the service to be provided by the bidder, its experience and qualification and the price at which the bidder is willing to provide the services. The Company sometimes engages independent consultants to assist it in responding to RFPs. Based on the proposals received in response to an RFP, the agency will award a contract to the successful bidder. In addition to issuing formal RFPs, local jurisdictions may issue an RFQ. In the RFQ process, the requesting agency selects a firm believed to be most qualified to provide the requested services and then negotiates the terms of the contract with that firm, including the price at which its services are to be provided.

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

RELATIONSHIP WITH HELICON

         The Company conducts a portion of its business through its relationship with Helicon, a Section 501(c)(3) not-for-profit corporation. As of June 30, 1999, the Company was providing consulting, management and marketing services to Helicon at 12 programs. The Company leases three facilities to Helicon for the operation of certain of its programs. Services provided to Helicon by the Company under a Consulting and Marketing Agreement (the "Helicon Agreement") include operational, management, marketing, program design, financial and other support services, including payroll, budgeting and accounting. The Company is entitled to receive management fees for these services based on the gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. As of June 30, 1999, unpaid management fees, lease payments and advances for years prior to 1996, plus interest, due to the Company from Helicon totaled in excess of $7,000,000. Based on the current level of operations being maintained by Helicon, the Company does not anticipate collecting any of, and has fully reserved, this amount. The Helicon Agreement expires in September 2004. The Company also has guaranteed Helicon's obligations under a bank line of credit in the amount of $1,500,000.

MAJOR CUSTOMERS

         During the fiscal year ended June 30, 1999, the Company had no customers which generated 10% or more of its consolidated revenues.

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

         While most short term acute care health care facilities receive Medicare Part A reimbursement on a prospective basis based on the patient's diagnosis, psychiatric facilities are exempt (PPS Exempt) from the Medicare prospective payment system and continue to be reimbursed on a cost-based system. The 1990 Budget Act, however, directs the Secretary of Health and Human Services ("HHS") to develop a new prospective payment methodology for PPS-exempt facilities and to report to Congress on this matter. As of August 31, 1999, regulations have not been proposed to include psychiatric facilities in such prospective payment programs.

         PPS-exempt facilities are subject to inpatient payment limitations and incentives established by the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). Under TEFRA, the target rate of permitted increases in cost per case is established each year by the increase in the cost of a market basket of hospital goods and services (the "Target Rate"). Facilities with costs less than the Target Rate per discharge receive their costs plus an additional payment. The Health Care Financing Administration ("HCFA"), the agency responsible for administering the Medicare program, issued a final rule with comment period on August 29, 1997 which modified various reimbursement provisions for PPS-exempt facilities. Among other changes, reductions in reimbursement to PPS-exempt facilities occurred, specifically, reductions in reimbursement for capital costs and for Medicare bad debts. There are various effective dates of the rule changes included in the final rule. In addition, the Balanced Budget Act of 1997("BBA") includes cost containment provisions limiting the annual increase in payment rates for PPS-exempt facilities. Under the BBA, PPS-exempt hospitals get a 0% payment update for fiscal year 1998, then a variable payment update in fiscal years 1999-2002. The BBA of 1997 also significantly reduced the incentive payments to PPS exempt facilities which have costs below their target amount and also reduced the amount of costs reimbursed when a facility's costs exceeds its target amount. In addition, the BBA established an additional national median limit applicable to PPS exempt facilities. As of June 30, 1999, two Company facilities had Medicare inpatient utilization and were, therefore, subject to TEFRA payment limitations, the national median limits, as well as other BBA provisions and vulnerable to any decrease in Medicare reimbursement.

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

Certificate of Need. Five of the states in which the Company operates have in effect Certificate of Need ("CON") laws applicable to the services provided by the Company. Under those laws, a hospital generally must obtain state approval prior to (i) making capital expenditures in excess of certain threshold amounts,
(ii) expanding or relocating bed capacity or facilities, (iii) acquiring certain medical equipment, or (iv) instituting certain new services. The general effect of these laws is to increase the difficulty associated with establishing new or expanding existing facilities or services. The Company may, however, experience other adverse effects from state CON requirements or changes in such requirements, including the possibility that the Company experiences adverse financial effects because it is unable to expand or modify services in a state with CON requirements.

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

         The Company and its subsidiaries have entered into various types of agreements with physicians and other health care providers in the ordinary course of operating its facilities, many of which provide for payments to such persons by the Company as compensation for their services. The most common of these include medical director and provider agreements with physicians. In addition, the Company and its subsidiaries have entered into various leases, management contracts and managed care contracts. Although all of these contracts do not satisfy all the applicable requirements (one of which, for example, includes a requirement that contracts with physicians to set the aggregate amount of physician compensation in advance) contained in the Anti-Kickback Statute safe harbor regulations that relate to such arrangements, the Company believes that such contracts do not violate the Anti-Kickback Statute because all of such arrangements (i) are intended to achieve legitimate business purposes, (ii) provide compensation that is based on fair market value for items or services that are actually provided, and (iii) are not dependent on the volume or value of referrals. However, there can be no assurance that (i) government enforcement agencies will not assert that certain of these arrangements are in violation of the Anti-Kickback Statute or (ii) the Anti-Kickback Statute will ultimately be interpreted by the courts in a manner consistent with the Company's practices. Additional proposed safe harbors are expected to be published in the future by the OIG, including a safe harbor for physician recruitment. The Company is unable to predict whether its recruitment arrangements with physicians will comply with any safe harbor regarding physician recruitment, if adopted.

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

         Effective July 1, 1998 the State of California implemented new legislation which eliminated reimbursement to school districts for excused student absences. The legislation is designed to incentivize school districts that have low absentee rates, and to encourage improvement in school attendance throughout the state. While written for public school districts, this legislation has impacted the Company's California educational day treatment programs, which historically have been compensated for excused student absences. Certain of the Company's contracts with school districts now provide no compensation for excused student absences, generally in exchange for a higher per diem rate. In addition, the legislation placed funding in the hands of the school districts through block grants, thereby creating the potential for the districts to undertake implementation of their own programs. To date, only one of the Company's school district customers has started a program which competes with services provided by the Company. The Company has recently received a number of referrals from this district for children who had been enrolled in the district's program. The Company continues to monitor the implementation of this legislation.

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

Healthcare Reform Initiatives. The Clinton Administration and Congress continue to focus on health care, including Medicare, with an emphasis on curtailing and lowering the costs of health care in this country. In addition, several initiatives have been introduced which propose "parity" of mental health benefits with other medical benefits as well as increased funding for children's programs. At this time, it is uncertain if any significant legislation will be enacted during the upcoming sessions of Congress. The Company cannot predict which, if any, legislative proposals will be adopted and, if adopted, the effect such legislation would have on the Company's business.

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

COMPETITION

         The at-risk youth services market is highly fragmented, with no single company or entity holding a dominant market share. The Company competes with other for-profit companies, not-for-profit entities, for-profit and not-for-profit hospitals and governmental agencies that are responsible for juvenile justice and youth education and treatment. The Company competes primarily on the basis of the quality, range and price of services offered, its experience in operating facilities and programs and the reputation of its personnel. Competitors of the Company may initiate programs similar to those provided by the Company without substantial capital investment or experience in management of education, treatment or juvenile justice programs. Many of the Company's competitors have greater resources than the Company. Although the Company believes that its facilities compete favorably within local markets on the basis of, among other things, the range and variety of clinical programs offered, its expertise in child and adolescent programs, its methods of managing its operations and utilization of case management systems, and its commitment to continuous quality improvement and customer service, the Company also competes in some markets with smaller local companies that may have a better understanding of the local conditions and may be better able to gain political and public acceptance. Certain not-for-profit entities may offer youth programs at a lower cost than the Company due in part to government subsidies, foundation grants, tax deductible contributions or other financial resources not available to for-profit companies.

EMPLOYEES

         At June 30, 1999, the Company had 1,900 full-time employees and 890 part-time employees. Of these 2,790 employees, 90 were corporate or regional administrative staff and 2,700 were involved in program and facility operation and management. Approximately 100 of the Company's employees are covered by a Collective Bargaining Agreement between the Company's Butte, Montana facility and the Rivendell Federation of Health Care Employees, MFT, AFT, AFL-CIO, which agreement was ratified in January 1998 by the employees who are part of the Collective Bargaining Unit. The term of the contract expires in December 2000. The Company believes that its relations with its employees are good.

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

RISK FACTORS

         In order for the Company to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that forward looking statements in this report based upon current expectations involve a number of risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Accordingly, investors should consider the following important factors, among others, in reviewing this report: the Company's exposure to the Year 2000 issue, both from internal and external sources; potential termination or non-renewal of the Company's contracts with Riverside County, California and the State of Tennessee, upon which the Company was dependent for an aggregate of approximately 16% of its revenues in fiscal 1999; changes in funding mechanisms in the State of California that might reduce or eliminate payment to the Company; failure of governments and governmental agencies that contract with the Company to meet their payment obligations to the Company or to refer youth to the Company's programs; decreases in the levels of Medicaid and Medicare funding, which would likely decrease the Medicaid and Medicare reimbursements received by the Company's facilities; termination of, or the Company's inability to renew, contracts on an annual basis; the dependence of the Company's future growth on the number of youth programs available for privatization and the ability to obtain awards for such contracts; the Company's inability to integrate the operations of any future acquired entities into the operations of the Company; the inability of the Company to make additional attractive acquisitions on favorable terms; future changes in governmental laws, rules and regulations that could adversely affect the Company's operations; the Company's failure to fully comply with federal and state laws and other governmental rules and regulations and any resulting investigations, prosecutions or settlements; reductions in reimbursements by third party payors and increasing managed care penetration; increasingly stringent length of stay and admissions criteria; public resistance to privatization of youth education, treatment and juvenile justice services; negative publicity generated by opposition to the Company's facilities by residents in areas surrounding proposed sites; potential claims or litigation by participants in the Company's programs arising from contact with the Company's facilities, programs, personnel or participants, including claims related to deaths or injuries at the Company's facilities; Helicon's inability to pay future management fees or lease payments; dependence on certain key personnel and the ability to attract and retain additional qualified personnel; competition with for-profit and not-for-profit entities and governmental agencies responsible for youth education, treatment and juvenile justice services; seasonality and quarterly fluctuations in revenues; and the effect of certain anti-takeover provisions in the Company's charter and bylaws and under Tennessee law. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                               ITEM 2. PROPERTIES

         The table below sets forth certain information regarding the Company's properties:

                                Nature of                              Number of
     State                     Occupation                             Facilities
     -----                     ----------                             ----------
Non-Residential:

Alabama                           Lease                                     1
Arkansas                          Lease                                     4
California                        Own                                       6
California                        Lease                                    14
Florida                           Lease                                     6
Hawaii                            Lease                                     1
Kentucky                          Own                                       1
Louisiana                         Lease                                     1
Montana                           Lease                                     6
Tennessee                         Lease                                     1
Texas                             Lease                                     3
Texas                             Right to occupy (1)                       1

Residential:

Alabama                           Right to occupy (1)                       6
Alabama                           Own                                       1
Arkansas                          Own                                       1
Florida                           Own                                       1
Kentucky                          Own                                       1
Michigan                          Own                                       1
Montana                           Own                                       1
Ohio                              Lease                                     1
Pennsylvania                      Lease                                     1
Tennessee                         Own                                       4
Tennessee                         Right to occupy (1)                       2
Tennessee                         Lease                                     1
Texas                             Own                                       1
Texas                             Right to occupy (1)                       1
Utah                              Own                                       1

----------
(1) The Company acquired a right to occupy the facilities indicated rent-free for the duration of the Company's contracts to provide these programs.

         The Company owns its non-residential office and educational treatment center in Grand Terrace, California, its educational treatment centers in Victorville, Hemet and Riverside, California, its residential treatment centers in Ashland City, Murfreesboro, Nashville and Newbern, Tennessee, and its behavioral treatment centers in Alabama, Arkansas, Florida, Kentucky, Michigan, Montana, Tennessee, Texas and Utah. The Company leases all other facilities on a short-term basis (generally one to five years) in the particular locality where it conducts its programs. For the fiscal year ended June 30, 1999, the Company's total rental expense for property was approximately $2,129,000 . In addition, the Company also has obtained a right to occupy certain facilities rent-free during the effective period of the Company's contracts to provide education and treatment programs in Alabama, Tennessee and Texas. The Company owns real estate and improvements in Riverside and Ramona, California, and Murfreesboro, Tennessee which it leases to Helicon pursuant to lease agreements which expire July 31, 2019, December 31, 2002 and January 31, 2004, respectively.

         In August 1999, the Company consolidated its corporate offices located in Murfreesboro and Nashville, Tennessee into approximately 23,000 square feet of leased corporate office space in Nashville, Tennessee. Following this consolidation, the Company sold its Murfreesboro corporate office building in September 1999. The Company believes its facilities are suitable for its current operations and programs.

                            ITEM 3. LEGAL PROCEEDINGS

         In June 1999, a petition was filed by the State of Montana against the Company primarily alleging negligence in connection with a suicide at the Company's facility in June 1998. In September 1999, the Company entered into an agreement with the State of Montana whereby the Company did not admit guilt or wrongdoing of any kind. Under this agreement, the State of Montana will defer prosecution for six months, subject to the Company's compliance with certain terms and conditions, including the payment of approximately $12,000 for the state's cost of investigation. Upon the Company's compliance with the terms and conditions of the agreement, the State's complaint will then be dismissed.

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

      Year Ended June 30, 1999                     High                Low
      ---------------------------                 ------              ------
Quarter Ended:              June 30              6 15/16              5 3/8
                            March 31              15 3/4              5
                            December 31           14 1/2              7 3/4
                            September 30          16 1/4              7

      Year Ended June 30, 1998                     High                 Low
      ---------------------------                 ------              ------
Quarter Ended:              June 30               20 1/2              13 1/2
                            March 31              22 1/2              17
                            December 31           21 7/8              16
                            September 30          21 7/8              13 5/8


HOLDERS

      As of September 17, 1999 the Company had approximately 258 shareholders of record of its Common Stock.

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

                         ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial information for the years ended June 30, 1999, 1998 and 1997, the three months ended June 30, 1996, (pursuant to the Company's change in its fiscal year end from March 31 to June 30) and the years ended March 31, 1996 and 1995 has been derived from the financial statements of the Company and should be read in conjunction with the financial statements, the related notes thereto and other financial information included elsewhere herein. All amounts for periods prior to fiscal 1998 have been restated to reflect the pooling of interests transaction with Ventures that was consummated during fiscal 1998.



                                                                                              Three Months
                                                                 Year Ended June 30,             Ended    Year Ended March 31,
                                                      ---------------------------------------   June 30,   ------------------
                                                         1999          1998(1)         1997       1996      1996       1995
                                                      ---------       --------       --------    -------   -------   --------
(In thousands of dollars, except per share data)

Statement of Income Data:
Revenue:
     Operating revenue                                $ 111,812       $ 90,266       $ 34,812    $ 6,482   $23,630   $ 20,575
     Management fee income                                3,665          3,733          2,481        566     1,710        906
                                                      ---------       --------       --------    -------   -------   --------
            Total revenue                               115,477         93,999         37,293      7,048    25,340     21,481
                                                      ---------       --------       --------    -------   -------   --------
Operating Expenses:
    Employee compensation and benefits                   70,875         55,367         22,656      4,139    15,224     12,817
    Purchased services and other expenses                31,512         26,610          7,872      1,307     5,095      4,535
    Depreciation and amortization                         3,492          2,142          1,013        191     1,025      1,080
    Other operating expenses                                115            115            101         25       101        101
                                                      ---------       --------       --------    -------   -------   --------
              Total operating expenses                  105,994         84,234         31,642      5,662    21,445     18,533
                                                      ---------       --------       --------    -------   -------   --------
Income from operations                                    9,483          9,765          5,651      1,386     3,895      2,948
Interest (income) expense, net                            1,226            195           (616)       178       869      1,223
Other (income) expense, net                                 (55)        (1,740)(2)        (15)        --        --        (44)
                                                      ---------       --------       --------    -------   -------   --------
Income before income taxes, extraordinary item
    and cumulative effect of accounting change            8,312         11,310          6,282      1,208     3,026      1,769
Provision (benefit) for income taxes                      3,284          4,357             (8)       311       491         69
                                                      ---------       --------       --------    -------   -------   --------
Income before extraordinary item and cumulative
    effect of accounting change                           5,028          6,953          6,290        897     2,535      1,700
Extraordinary item, net of tax                               --             --            377         --        54         --
Cumulative effect of accounting change, net of tax           20             --             --         --        --         --
                                                      ---------       --------       --------    -------   -------   --------
Net Income                                            $   5,008       $  6,953       $  5,913    $   897   $ 2,481   $  1,700
                                                      =========       ========       ========    =======   =======   ========
Net income per share:
     Diluted                                          $    0.66       $   0.84       $   0.81    $  0.15   $  0.43   $   0.33
Dividends declared per share                                 --             --             --         --        --         --
Balance Sheet Data:
      Working capital                                 $  17,782       $ 29,867       $ 23,853    $ 4,663   $ 3,488   $  1,041
      Total assets                                       98,631         80,201         69,768     22,832    22,406     19,674
       Long term debt and capital lease obligations      24,854         11,611         11,655      6,000     6,052      6,924
       Shareholders' equity                              56,230         57,832         49,695     12,779    11,665      9,132



(1) Fiscal 1998 reflects the first full year of results from the Company's acquisition of substantially all the assets of Vendell Healthcare, Inc. in June 1997.
(2) Amount consists of gain on exchange of Texas properties of $1,530 and gain on repayment by Helicon of $217 of amounts due for prior years management fees, which had been fully reserved.

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

GENERAL

      As of June 30, 1999, the Company was providing education, treatment and juvenile justice services, either directly or through management contracts, to approximately 4,000 youth. Revenues under the Company's programs are recognized as services are rendered. The Company's programs are delivered in both non-residential and residential settings. The Company's non-residential programs, which historically have generated higher operating margins than the Company's residential facilities, generally receive revenues based on per diem rates. The Company's residential facilities generally receive revenues at per diem rates or under fixed fee contracts. The Company also receives revenues from management consulting contracts with other entities, including Helicon.

      In January 1998, the Company effected a merger with Ventures Healthcare of Gainesville, Inc. ("Ventures"). The merger was accounted for as a pooling of interests. The Company's financial statements have been restated to reflect the merger which was consummated effective January 1, 1998. The Company issued 146,580 shares of Common Stock pursuant to this transaction.

      In September 1998, the Company acquired Ameris Health Systems, Inc. ("Ameris") for net consideration of approximately $12,500,000 in cash. Ameris, through its wholly-owned subsidiary, American Clinical Schools, Inc., operates residential juvenile sex offender programs in Tennessee, Alabama and Pennsylvania with an aggregate capacity of 228 licensed beds. Pursuant to this transaction, the Company also purchased a note receivable for $2,500,000 in cash. The payment of this note, which matured and was collected in September 1999, was guaranteed by $2,500,000 cash escrowed in conjunction with this transaction.

      In December 1998, the Company acquired Somerset, Inc., the operator of a 200-seat educational day treatment program located in southern California. Consideration for this transaction consisted of approximately $8,200,000 in cash and $2,400,000 in notes payable.

      In addition to its acquisitions, the Company opened the following new programs during fiscal 1999:

      - September 1998 - a 150-chair education day treatment program in the Alexander Training School in Little Rock, Arkansas

      - September 1998 - a 30-chair educational day treatment program in Russelville, Kentucky

      -     November 1998 - a 40-bed residential treatment center in El Paso,
            Texas

      - January 1999 - a 20-chair educational day treatment program in Hilo, Hawaii

      - February 1999 - a 28-bed secure juvenile detention center in Dyersburg, Tennessee

      - March 1999 - a 30-bed secure residential program for adolescent female offenders in Mansfield, Ohio

      - March 1999 - a 48-bed secure residential program for serious adolescent female offenders in the Company's Longview, Texas facility

      The Company receives management fee income from third parties for services provided in managing a unit or facility. Reimbursement for these services is typically based on a fixed fee plus reimbursement of expenses. Also, the Company receives management fee income from Helicon, Inc. for consulting, management and marketing services rendered pursuant to the Helicon Agreement. As of June 30, 1999, the Company was providing consulting, management and marketing services to Helicon at 12 programs. In addition, Helicon also leases three facilities owned by the Company to operate certain of its programs. Pursuant to the Helicon Agreement, the Company is entitled to receive for these services management fee income in an amount equal to 6% of the monthly gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. The Helicon Agreement expires in September 2004. At June 30, 1999, unpaid management fees, lease payments and advances for years prior to 1997, plus interest, due the Company from Helicon totaled in excess of $7,000,000. The Company has fully reserved this amount. Future payments received from Helicon on these amounts, if any, will be recognized by the Company on the cash basis. The Company has also guaranteed Helicon's obligations under a bank line of credit in the amount of $1,500,000. See "--Liquidity and Capital Resources."

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to total revenues of certain items in the Company's statements of income:

                                              Year Ended June 30,
                                         ----------------------------
                                          1999       1998       1997
                                         ------     ------     ------
Operating revenues                         96.8%      96.0%      93.3%
Management fee income                       3.2        4.0        6.7
                                         ------     ------     ------
                       Total revenues     100.0      100.0      100.0
                                         ------     ------     ------
Employee compensation and benefits         61.4       58.9       60.8
Purchased services and other expenses      27.3       28.3       21.0
Depreciation and amortization               3.0        2.3        2.7
Related party rent                          0.1        0.1        0.3
                                         ------     ------     ------
             Total operating expenses      91.8       89.6       84.8
                                         ------     ------     ------
Income from operations                      8.2       10.4       15.2
Other (income) expense:
     Interest expense                       1.5        1.0        1.0
     Interest income                       (0.4)      (0.7)      (2.7)
     Other income                            --       (1.9)        --
Provision for income taxes                  2.8        4.6         --
Extraordinary item, net of tax               --         --        1.0
Cumulative effect of accounting change       --         --         --
                                         ------     ------     ------
                           Net income       4.3%       7.4%      15.9%
                                         ======     ======     ======


FISCAL 1999 (YEAR ENDED JUNE 30, 1999) VERSUS FISCAL 1998 (YEAR ENDED JUNE 30,
1998)

      Total revenues for fiscal 1999 increased by $21,478,000 or 22.8% to $115,477,000, as compared to $93,999,000 for fiscal 1998. Operating revenues for fiscal 1999 increased by $21,546,000 or 23.9% to $111,812,000, as compared to $90,266,000 for fiscal 1998. The increase in operating revenues results from acquisitions (16%), new programs (4%) and the net increase in revenues at existing programs (3%). Included as part of acquisitions are programs purchased by the Company in the developmental stage.

      Management fee income recognized under the Helicon Agreement for fiscal 1999 increased $29,000 to $1,322,000, as compared to $1,293,000 for fiscal 1998.
Management fee income from other sources decreased 4.0%, from $2,440,000 in fiscal 1998 to $2,343,000 in fiscal 1999 due to the termination of an acquired contract.

      Employee compensation and benefits for fiscal 1999 increased $15,508,000, or 28.0%, to $70,875,000, as compared to $55,367,000 for fiscal 1998. As a percentage of total revenues, employee compensation and benefits increased to 61.4% for fiscal 1999 from 58.9% for fiscal 1998. The increase in employee compensation and benefits over the prior year is primarily the result of the Company's growth, both from new programs and acquisitions. The increase in employee compensation and benefits as a percent of revenues over the prior year results primarily from the opening of programs combined with intentional overstaffing at the Company's Montana facility.

      Purchased services and other expenses for fiscal 1999 increased $4,902,000, or 18.4%, to $31,512,000, as compared to $26,610,000 for fiscal
1998. As a percentage of total revenues, purchased services and other expenses decreased to 27.3% for fiscal 1999 from 28.3% for fiscal 1998. The increase in purchased services and other expenses over the prior year results primarily from the Company's growth, both from new programs and acquisitions.

      Depreciation and amortization increased $1,350,000, or 63.0%, to $3,492,000 for fiscal 1999 from $2,142,000 for fiscal 1998. The increase in depreciation and amortization over the prior fiscal year is attributable primarily to the depreciation associated with the purchase of equipment plus depreciation and goodwill amortization associated with the Company's acquisitions.

      Income from operations decreased $282,000, or 2.9%, to $9,483,000 for fiscal 1999 from $9,765,000 for fiscal 1998, and decreased as a percentage of total revenues to 8.2% for fiscal 1999 from 10.4% for fiscal 1998, as a result of the factors described above.

      Interest expense increased $725,000, or 74.6%, to $1,697,000 for fiscal 1999 from $972,000 for fiscal 1998. The increase in interest expense over the prior fiscal year is attributable principally to interest on the debt incurred as part of the Somerset acquisition.

      Interest income for fiscal 1999 decreased $306,000 to $471,000, as compared to $777,000 for fiscal 1998. The decrease in interest income over the prior year is attributable primarily to the decrease in cash available for investment following the Ameris acquisition and the Company's repurchase of a portion of its common stock.

      Other income decreased from $1,740,000 in fiscal 1998 to $55,000 in fiscal 1999. Other income for fiscal 1998 is primarily attributable to a recognized gain in the amount of $1,530,000 arising from an exchange of properties and a one-time payment from Helicon of management fees, for which a reserve had previously been established, in the amount of $217,000. Other income for fiscal 1999 results primarily from the recognition of a portion of the gain on a prior year sale of property pursuant to receipt of the final payment on a note receivable.

      Provision for income taxes for fiscal 1999 decreased to $3,284,000 from $4,357,000 for fiscal 1998. The decrease results primarily from the decrease in taxable income for fiscal 1999 versus fiscal 1998.

      Pursuant to the adoption of Accounting Standards Executive Committee Statement of Position 98-5, "Reporting on Costs of Start-Up Activities", effective July 1, 1998, the Company wrote off, as a cumulative effect of a change in accounting principle, previously capitalized start-up costs in the amount of $20,000, net of tax.

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

      Purchased services and other expenses for fiscal 1998 increased $18,738,000, or 238.1%, to $26,610,000, as compared to $7,872,000 for fiscal
1997. As a percentage of total revenues, purchased services and other expenses increased to 28.3% for fiscal 1998 from 21.0% for fiscal 1997. The increase in purchased services and other expenses over the prior year results primarily from the Company's growth, both from new programs and from the Vendell asset purchase. The increase in purchased services and other expenses as a percentage of revenues is primarily the result of the acquired Vendell facilities. The acquired Vendell facilities utilize purchased services, primarily contract medical services (psychiatrists, psychologists, etc.), to a greater extent than the Company's historical programs.

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

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities for fiscal 1999 was $4,466,000 on net income of $5,008,000 as compared to $10,069,000 for fiscal 1998 on net income of $6,953,000. Working capital at June 30, 1999 was $17,782,000, as compared to $29,867,000 at June 30, 1998.

      Cash used by investing activities was $27,788,000 for fiscal 1999 as compared to $3,729,000 for fiscal 1998. The increase in fiscal 1999 as compared to fiscal 1998 is due primarily to the purchase of Ameris and Somerset. Cash provided by financing activities was $5,029,000 for fiscal 1999 as compared to $78,000 for fiscal 1998, due primarily to the increase in the Company's borrowings under its line of credit used to fund acquisitions, offset by the Company's repurchase of its Common Stock.

      The Company has a credit agreement with SunTrust Bank and First American National Bank (jointly "the Lenders"), the term of which extends through December 1, 2001. Under the terms of this agreement, the Lenders have made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $25,000,000. The credit facility bears interest at either (i) the one, two, three or six month LIBOR rate plus an applicable margin, which ranges between .75% and 1.75% and is dependent on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, or (ii) SunTrust Bank's index rate plus an applicable margin, which ranges between .00% and .50%, at the Company's option. At June 30, 1999, the outstanding balance under the line of credit was $8,500,000.

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

      The Company's line of credit requires the Company to comply with certain restrictive covenants with respect to its business and operations and to maintain certain financial ratios. The restrictive covenants under this agreement prohibit the Company, without the prior consent of the Lenders, from entering into major corporate transactions, such as a merger, tender offer or sale of its assets, and from incurring additional indebtedness in excess of $500,000. The agreement also prohibits the Company from declaring dividends in excess of 25% of the Company's net income during any fiscal year. The line of credit and term loan are secured primarily by the Company's accounts receivable and equipment.

      Pursuant to the Somerset transaction, the Company issued a note payable to the sellers totaling $2,375,000. This note bears interest at 6%, will amortize fully over the three year period ending December 1, 2001, and is secured by the Company's real estate and improvements purchased pursuant to the Somerset transaction. At June 30, 1999, $2,008,000 was outstanding under the note.

      The Company has also agreed to guarantee Helicon's performance under a $1.5 million line of credit from First American National Bank ("FANB"). At June 30, 1999, there was $757,000 outstanding under Helicon's line of credit.

      Capital expenditures during fiscal 2000 are expected to include the replacement of existing capital assets as necessary, as well as the expenditures associated with the opening of new programs and facilities, including the possible purchase of certain real estate and improvements. The Company also may consider possible strategic acquisitions, including acquisitions of existing programs and other companies engaged in the youth services business.

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

IMPACT OF ACCOUNTING CHANGES

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequently, SFAS No. 137 was issued, deferring the effective date of SFAS No. 133 for one year. This Statement requires all derivative financial instruments to be recorded on the balance sheet at fair value. This results in offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives not meeting the Statement's hedge criteria are included in income. The Company expects to adopt the new Statement July 1, 2000. The Company does not expect the adoption of this Statement to have a material effect on its results of operations or financial position.

YEAR 2000

      The Year 2000 ("Y2K") issue involves the inability of some computers or microprocessors to correctly handle the century change that will occur at midnight, December 31, 1999. The Y2K issue, which also includes a number of related problems, affects nearly every business in the world. The Company's assessment of potential Y2K problems has focused on three areas: (i) the Company's information technology ("IT") systems, (ii) its non-IT systems, and
(iii) its relationships with third parties. The Company has completed an assessment of its IT systems' exposure to the Y2K-related problems, and currently believes that its main IT systems, which include billing, accounting, and payroll systems, are Y2K compliant. Although the Company has not tested the Y2K compliance of such systems, such systems have been represented as Y2K compliant by the vendors thereof. Certain less-critical IT systems as well as certain individual computers and associated software are not currently Y2K compliant, however, the Company expects to replace these systems or make them Y2K compliant as needed.

      The Company has also assessed the exposure of its non-IT systems (such as time clocks) to Y2K problems, and does not believe that Y2K issues related to non-IT systems will have a material adverse effect on the Company's results of operations, financial position or cash flows.

      The Company has made an assessment of the Y2K readiness of its payors and other third parties with whom it does business. The Company has contacted all material payors and other third parties in an attempt to minimize the effect of any Y2K issues that may arise. Despite efforts that the Company may make in this regard, there can be no assurance that the systems of other companies with whom it does business will be compliant.

      To date, the Company has incurred no material expenses related to the Y2K compliance of its IT and non-IT systems. The Company believes that the costs associated with finalizing the Y2K compliance of such systems will neither materially increase the Company's future capital expenditures nor materially affect the Company's results of operations.

      The Company believes that its most likely worst case Y2K scenario is that some of its material third party payors will not be Y2K compliant and will have difficulty processing and paying the Company's bills, which could affect the Company's cash flows. The Company has developed a contingency plan to address this scenario.

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

      At June 30, 1999, the Company had only cash equivalents, invested in high grade, very short term securities, which are not typically subject to material market risk. The Company has outstanding loans at both fixed and variable rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. For loans with variable interest rates, a hypothetical 10% change in interest rates would have an immaterial impact on the Company's future earnings, cash flows and fair values related to these instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Children's Comprehensive Services, Inc.

We have audited the accompanying consolidated balance sheets of Children's Comprehensive Services, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Children's Comprehensive Services, Inc. and subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for start-up costs in fiscal 1999.



                                                  Ernst & Young LLP



Nashville, Tennessee
August 17, 1999, except for Note L,
as to which the date is September 3, 1999

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                  June 30,
                                                             --------------------
                                                              1999         1998
                                                             -------     --------
(dollars in thousands)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                               $ 1,774     $ 20,067
     Accounts receivable, net of allowance
         for doubtful accounts of $1,952 in 1999 and
         $1,865 in 1998                                       24,692       17,809
     Prepaid expenses                                          1,063          634
     Deferred income taxes                                     1,212          525
     Other current assets                                      4,678        1,577
                                                             -------     --------
                                 TOTAL CURRENT ASSETS         33,419       40,612

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $10,570 in 1999 and $7,831
         in 1998                                              50,811       37,162
DEFERRED INCOME TAXES, net of valuation
     allowance of $150 in 1998                                    --          785
COST IN EXCESS OF NET ASSETS ACQUIRED,
     at cost, net of accumulated amortization of
     $683 in 1999 and $53 in 1998                             13,398        1,180
OTHER ASSETS AND DEFERRED CHARGES, at cost,
     net of accumulated amortization of $240
     in 1999 and $150 in 1998                                  1,003          462
                                                             -------     --------
                                         TOTAL ASSETS        $98,631     $ 80,201
                                                             =======     ========

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                  June 30,
                                                             --------------------
                                                              1999         1998
                                                             -------     --------
(dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                        $ 3,834     $  1,901
     Current portion - long-term debt and capital leases         817           44
     Income taxes payable                                        702          136
     Accrued employee compensation                             5,842        5,082
     Accrued other expenses                                    2,404        2,193
     Deferred revenue                                          2,038        1,389
                                                             -------     --------
                            TOTAL CURRENT LIABILITIES         15,637       10,745

DEFERRED TAXES PAYABLE                                         1,910           --
LONG-TERM DEBT                                                24,741       11,450
OBLIGATION UNDER CAPITAL LEASES                                  113          161
OTHER LIABILITIES                                                 --           13
                                                             -------     --------
                                    TOTAL LIABILITIES         42,401       22,369
                                                             -------     --------

SHAREHOLDER'S EQUITY

     Preferred stock, par value $1.00 per
         share--10,000,000 shares authorized                      --           --
     Common stock, par value $ .01 per share
         --50,000,000 shares authorized; issued
         and outstanding 7,295,526 shares in 1999
         and 8,038,783 shares in 1998                             73           80
     Additional paid-in capital                               51,217       57,820
     Retained earnings/accumulated (deficit)                   4,940          (68)
                                                             -------     --------
                           TOTAL SHAREHOLDERS' EQUITY         56,230       57,832
                                                             -------     --------
                                TOTAL LIABILITIES AND
                                 SHAREHOLDERS' EQUITY        $98,631     $ 80,201
                                                             =======     ========


                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                 Year Ended June 30,
                                                         -------------------------------------
                                                           1999          1998          1997
                                                         ---------      --------      --------
(In thousands, except per share amounts)
Revenues:
    Operating revenues                                   $ 111,812      $ 90,266      $ 34,812
    Management fee income                                    3,665         3,733         2,481
                                                         ---------      --------      --------
                                      TOTAL REVENUES       115,477        93,999        37,293
                                                         ---------      --------      --------
Operating expenses:
    Employee compensation and benefits                      70,875        55,367        22,656
    Purchased services and other expenses                   31,512        26,610         7,872
    Depreciation and amortization                            3,492         2,142         1,013
    Related party rent                                         115           115           101
                                                         ---------      --------      --------
                            TOTAL OPERATING EXPENSES       105,994        84,234        31,642
                                                         ---------      --------      --------
Income from operations                                       9,483         9,765         5,651
Other (income) expense:
    Interest expense                                         1,697           972           359
    Interest income                                           (471)         (777)         (975)
    Other income                                               (55)       (1,740)          (15)
                                                         ---------      --------      --------
                   TOTAL OTHER (INCOME) EXPENSE, NET         1,171        (1,545)         (631)
                                                         ---------      --------      --------
Income before income taxes, extraordinary item
     and cumulative effect of accounting change              8,312        11,310         6,282
Provision (benefit) for income taxes                         3,284         4,357            (8)
                                                         ---------      --------      --------
Income before extraordinary item and cumulative
     effect of accounting change                             5,028         6,953         6,290
Extraordinary item:
    Loss on early extinguishment of debt,
       net of income tax benefit of $235                        --            --           377
                                                         ---------      --------      --------
Income before cumulative effect of accounting change         5,028         6,953         5,913
    Cumulative effect of accounting change,
        net of income tax benefit of $12                        20            --            --
                                                         ---------      --------      --------
                                          NET INCOME     $   5,008      $  6,953      $  5,913
                                                         =========      ========      ========
Basic earnings per common share:
    Before extraordinary item and cumulative
        effect of accounting change                      $    0.67      $   0.87      $   0.88
    Extraordinary item                                          --            --         (0.05)
    Cumulative effect of accounting change                      --            --            --
                                                         ---------      --------      --------
                                          NET INCOME     $    0.67      $   0.87      $   0.83
                                                         =========      ========      ========
Diluted earnings per common share:
    Before extraordinary item and cumulative
        effect of accounting change                      $    0.66      $   0.84      $   0.86
    Extraordinary item                                          --            --         (0.05)
    Cumulative effect of accounting change                      --            --            --
                                                         ---------      --------      --------
                                          NET INCOME     $    0.66      $   0.84      $   0.81
                                                         =========      ========      ========
Weighted average shares outstanding:
    Basic                                                    7,450         7,983         7,096
    Diluted                                                  7,585         8,233         7,322




                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                             Common Stock,                         Retained
                                            $.01 par value        Additional       earnings/       Total
                                      -----------------------       Paid-In       Accumulated   Shareholders'
                                        Shares         Amount       Capital        (Deficit)       Equity
                                      ----------       ------       --------        -------       --------
(dollars in thousands)
Balance at July 1, 1996                5,641,365       $  56        $ 25,657       $(12,934)      $ 12,779
   Stock issued:
     Exercise of options                  56,893           1              63                            64
     Public offering, net
       of issue costs of $1,841        1,575,000          16          23,343                        23,359
     Acquisition of assets of
       Vendell Healthcare, Inc.          642,978           6           7,593                         7,599
   Stock registration costs                                              (19)                          (19)
   Net income for the year                                                            5,913          5,913
                                      ----------        ----        --------        -------       --------
Balance at June 30, 1997               7,916,236          79          56,637         (7,021)        49,695
   Stock issued:
     Exercise of options                  58,789          --              98                            98
     Exercise of warrant                   5,758          --              30                            30
     Acquisition of Chad                  58,000           1           1,065                         1,066
   Stock registration costs                                              (10)                          (10)
   Net income for the year                                                            6,953          6,953
                                      ----------        ----        --------        -------       --------
Balance at June 30, 1998               8,038,783          80          57,820            (68)        57,832
   Stock issued:
     Exercise of options                  78,700           1             460                           461
     Pursuant to employee stock
       purchase plan                      23,043          --             109                           109
   Shares repurchased                   (845,000)         (8)         (7,104)                       (7,112)
   Stock registration costs                                              (68)                          (68)
   Net income for the year                                                            5,008          5,008
                                      ----------        ----        --------        -------       --------
Balance at June 30, 1999               7,295,526        $ 73        $ 51,217        $ 4,940       $ 56,230
                                      ==========        ====        ========        =======       ========


                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year Ended June 30,
                                                           ----------------------------------------
                                                             1999            1998            1997
                                                           --------        --------        --------
(in thousands)
OPERATING ACTIVITIES
  Net income                                               $  5,008        $  6,953        $  5,913
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
   Deferred income taxes                                       (530)           (334)         (1,101)
   Depreciation                                               2,783           1,973             935
   Amortization                                                 709             169              78
   Amortization of deferred loan costs                          114              33              31
   Provision for bad debts                                    1,275           1,329            (155)
   Other                                                         --              --              (7)
   Loss on early extinguishment of debt                          --              --             119
   Cumulative effect of accounting change                        20              --              --
  Changes in operating assets and
    liabilities, net of effects from
    acquisitions:
   Accounts receivable                                       (6,064)         (2,732)         (1,928)
   Prepaid expenses                                            (367)             18             224
   Other current assets                                        (403)           (223)           (509)
   Accounts payable                                           1,057             207              16
   Accrued employee compensation                                188           2,063             (72)
   Accrued other expenses                                       (83)            884           1,591
   Income taxes payable                                         123              (7)           (349)
   Other liabilities                                            636            (264)           (290)
                                                           --------        --------        --------
                                NET CASH PROVIDED BY
                                OPERATING ACTIVITIES          4,466          10,069           4,496
                                                           --------        --------        --------
INVESTING ACTIVITIES
  Purchase of assets of Vendell
    Healthcare, Inc.                                             --            (709)        (19,477)
  Purchase of assets of AR&D, Inc.                               --              --            (999)
  Purchase of Chad Youth Center                                  --          (1,202)             --
  Purchase of Ameris Health Systems, Inc.                   (12,499)             --              --
  Purchase of Somerset, Inc.                                 (8,175)             --              --
  Purchase of note receivable                                (2,500)             --              --
  Purchase of property and equipment                         (4,293)         (2,217)         (2,458)
  Proceeds from sale of property and
    equipment                                                    29             866              11
  Other assets                                                 (350)           (467)           (138)
                                                           --------        --------        --------

                                  NET CASH (USED) BY
                                INVESTING ACTIVITIES       $(27,788)       $ (3,729)       $(23,061)
                                                           --------        --------        --------

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                     Year Ended June 30,
                                                           ----------------------------------------
                                                             1999            1998            1997
                                                           --------        --------        --------
(in thousands)
FINANCING ACTIVITIES
    Proceeds from revolving lines
        of credit and long-term
        borrowings                                         $ 36,071        $     --        $ 11,695
    Principal payments on revolving
        lines of credit, long-term
        borrowings and capital lease
        obligations                                         (24,432)            (40)         (6,206)
    Repurchase of shares of common
        stock                                                (7,112)             --              --
    Proceeds from issuance of common
        stock, net                                              570             128          23,423
    Stock registration costs                                    (68)            (10)            (19)
                                                           --------        --------        --------
                                NET CASH PROVIDED BY
                                FINANCING ACTIVITIES          5,029              78          28,893
                                                           --------        --------        --------
INCREASE  (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                          (18,293)          6,418          10,328
    Cash and cash equivalents at
        beginning of year                                    20,067          13,649           3,321
                                                           --------        --------        --------
                           CASH AND CASH EQUIVALENTS
                                      AT END OF YEAR       $  1,774        $ 20,067        $ 13,649
                                                           ========        ========        ========
SUPPLEMENTAL INFORMATION
    Income taxes paid                                      $  3,426        $  4,569        $  1,107
    Interest paid                                             1,363             963             309




                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Business -- Children's Comprehensive Services, Inc. and its subsidiaries (the Company) provide a continuum of services to at-risk and troubled youth. The Company emphasizes education, treatment and juvenile justice services, primarily to federal, state and local governmental entities charged with the responsibility for providing such services. The Company offers these services through the operation and management of education and treatment programs and both open and secured residential treatment centers in Alabama, Arkansas, California, Florida, Hawaii, Kentucky, Louisiana, Michigan, Montana, Ohio, Pennsylvania, Tennessee, Texas and Utah. The Company also provides consulting, management and marketing services to other entities, including a not-for-profit corporation which provides similar services.

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

      Other Assets and Deferred Charges -- For fiscal years prior to July 1, 1998, contract pre-opening costs (incremental direct costs incurred to open facilities in new market areas) were amortized using the straight-line method over the lesser of the initial contract term or one year. Effective July 1, 1998, the Company adopted Accounting Standards Executive Committee Statement of Position ("SOP") 98-5, "Reporting on Costs of Start-Up Activities", under which all pre-opening costs are expensed as incurred. Deferred loan costs are amortized over the term of the related loans. Amortization of deferred loan costs is included in interest expense.

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

      Long-Lived Assets -- Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Accordingly, when indicators of impairment are present, the Company periodically evaluates the carrying value of property and equipment and intangible assets.

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

      Income Per Common Share -- The Company calculates income per common share in accordance with SFAS No. 128, "Earnings per Share". The computation of basic income per common share is based on the weighted average number of shares outstanding. Diluted income per common share includes the effect of common stock equivalents, consisting of dilutive stock options and warrants, and uses the treasury stock method in calculating dilution.

      Income Taxes -- Income taxes are accounted for under the provisions of SFAS No. 109, "Accounting for Income Taxes". Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse.

      Start-Up Costs -- SOP 98-5, "Reporting on Costs of Start-Up Activities" changes the way in which public companies account for start-up costs. The SOP requires entities, upon adoption, to write off as a cumulative effect of a change in accounting principle any previously capitalized start-up or organizational costs. In the fourth quarter of fiscal 1999, the Company elected to adopt the SOP effective July 1, 1998.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The effect of adoption is summarized below by quarter for fiscal 1999.

(in thousands except per share amounts)      First        Second         Third
                                            -------       -------       -------
Total revenues-as reported and
     as restated                            $23,200       $27,965       $31,549
Income from operations as reported            1,078         2,525         3,514
Income from operations as restated            1,080         2,263         3,278
Net income as reported                          666         1,359         1,841
Net income as restated                          648         1,200         1,698
Income per share, diluted:
         Net income as reported                0.09          0.18          0.25
Income per share, diluted:
         Net income as restated                0.08          0.16          0.22

      Reclassifications -- Certain reclassifications have been made to the prior year financial statements to conform to the fiscal 1999 presentation.

      New Pronouncements -- Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes the standards for the reporting and display of comprehensive income and its components. This Statement requires that all items that are components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During fiscal 1999, 1998 and 1997, the Company had no items of other comprehensive income.

      Effective July 1, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" which requires public companies to report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The Company has determined that it has only one reportable segment.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Subsequently SFAS No. 137 was issued, deferring the effective date of SFAS No. 133 for one year. This Statement requires all derivative financial instruments to be recorded on the balance sheet at fair value. This results in the offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives not meeting the Statement's hedge criteria are included in income. The Company expects to adopt the new Statement July 1, 2000. The Company does not expect the adoption of this Statement to have a material effect on its results of operations or financial position.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE B--ACQUISITIONS AND MERGERS

      In December 1998, the Company acquired Somerset, Inc. ("Somerset"), the operator of a 200-seat educational day treatment program located in southern California. Consideration for this transaction consisted of approximately $8.2 million in cash and $2.4 million in notes payable. This transaction has been accounted for as a purchase. Pro forma results of operations for fiscal 1999 and 1998 as if the acquisition had occurred on July 1, 1997 would not differ materially from reported amounts.

      In September 1998, the Company acquired Ameris Health Systems, Inc. ("Ameris") for net consideration of approximately $12.5 million in cash. Ameris, through its wholly-owned subsidiary, American Clinical Schools, Inc., operates residential juvenile sex offender programs in Tennessee, Alabama and Pennsylvania with an aggregate capacity of 228 licensed beds. This transaction has been accounted for as a purchase. Pursuant to this transaction, the Company also purchased a note receivable for $2.5 million which was collected subsequent to year end. Pro forma results of operations for fiscal 1999 and 1998 as if the acquisition had occurred on July 1, 1997 would not differ materially from reported amounts. Cost in excess of net assets acquired totaled approximately $13.1 million for the Ameris and Somerset acquisitions, and is being amortized over fifteen years.

      In February 1998, the Company acquired Chad Youth Enhancement Center, Inc. ("Chad"), a 46 bed residential treatment center located in Ashland City, Tennessee for $1.2 million in cash and $1.1 million (58,000 shares) of the Company's Common Stock. This transaction has been accounted for as a purchase. Cost in excess of net assets acquired of approximately $857,000 is being amortized over fifteen years. Pro forma results of operations for fiscal 1998 and 1997 as if the acquisition had occurred on July 1, 1996 would not differ materially from reported amounts.

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

      In June 1997, the Company acquired substantially all the assets of Vendell Healthcare, Inc. and its subsidiaries ("Vendell"). Based in Nashville, Tennessee, Vendell operated primarily residential facilities located in seven states. The Vendell asset acquisition was accounted for as a purchase. The total consideration paid consisted of approximately $19,477,000 in cash and $7,600,000 (642,978 shares) in shares of the Company's Common Stock. The $19,477,000 in cash included approximately $7,077,000 used by the Company to purchase the net working capital of Vendell. The Company's financial statements for the year ended June 30, 1997 do not include the results of operations for Vendell for the periods prior to June 2, 1997, the effective date of the acquisition.

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

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE C--PROPERTY AND EQUIPMENT

      Property and equipment consists of:

                                                        June 30,
                                           --------------------------------
                                               1999                1998
                                           ------------        ------------
      Land and improvements                $  4,990,000        $  3,516,000
      Buildings and improvements             46,656,000          34,810,000
      Furniture and equipment                 9,651,000           6,661,000
      Construction in progress                   84,000               6,000
                                           ------------        ------------
                                             61,381,000          44,993,000
       Less accumulated depreciation        (10,570,000)         (7,831,000)
                                           ------------        ------------
                                           $ 50,811,000        $ 37,162,000
                                           ============        ============

NOTE D--CAPITAL LEASE OBLIGATIONS

      Equipment under capital leases of $147,000 and $196,000 has been included in property and equipment as of June 30, 1999 and 1998. The related accumulated amortization balances totaled $98,000 and $49,000, respectively.

      Future minimum payments, by fiscal year and in the aggregate, under the capital leases are as follows:

      Year ending June 30:

      2000                                                $  62,000
      2001                                                   62,000
      2002                                                   63,000
                                                          ---------
      Total minimum lease payments                          187,000
      Amount representing interest                          (25,000)
                                                          ---------
      Present value of minimum lease payments
          (including $49,000 classified as current)       $ 162,000
                                                          =========

NOTE E--HELICON INCORPORATED

      Helicon, Inc. ("Helicon"), a 501(c)(3) tax exempt corporation not affiliated with the Company, operates youth treatment programs in California and youth education programs in Tennessee. The majority of youth in Helicon youth treatment programs are also involved in the Company's educational treatment programs.

      The Company provides management and marketing services to Helicon for which it is entitled to a management fee of 6% of the monthly gross revenue of Helicon's programs. The management agreement expires September 2004. Management fee income totaled $1,322,000, $1,293,000 and $1,289,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE E--HELICON INCORPORATED (continued)

      The Company also leases real property to Helicon. Real estate and improvements with a cost of $10,290,000 and a carrying value of $7,534,000 were leased, under operating lease arrangements, to Helicon at June 30, 1999. Future minimum rental income due under these operating leases as of June 30, 1999 is as follows:

      Year ending June 30:

      2000                       $   953,000
      2001                           953,000
      2002                           953,000
      2003                           885,000
      2004 and thereafter         11,636,000
                                 -----------
      Total                      $15,380,000
                                 ===========

      Lease income totaled $953,000, $946,000 and $892,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

      Prior to fiscal 1997, Helicon was unable to pay all management fees, lease payments, or advances owed the Company. At June 30, 1999, such unpaid management fees, lease payments, advances and interest due the Company on the obligations totaled in excess of $7 million. The total amount due has been fully reserved by the Company. Based on the current level of operations being maintained by Helicon, management does not anticipate collecting any of these amounts. Future payments received on these amounts, if any, will be recognized by the Company on the cash basis.

      Helicon has obtained through First American National Bank ("FANB") a $1.5 million revolving line of credit. This line of credit matures in October 1999. The Company facilitated Helicon in this process by agreeing to guarantee Helicon's performance under the line of credit. At June 30, 1999, the balance outstanding under Helicon's line of credit was $757,000.

NOTE F -- LONG-TERM DEBT AND LINE OF CREDIT

      The Company has a credit agreement with SunTrust Bank and First American National Bank (jointly "the Lenders"), the term of which extends through December 1, 2001. Under the terms of this agreement, the Lenders have made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $25,000,000. The credit facility bears interest at either (i) the one, two, three or six month LIBOR rate plus an applicable margin, which ranges between .75% and 1.75% and is dependent on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, or (ii) SunTrust Bank's index rate plus an applicable margin, which ranges between .00% and .50%, at the Company's option. At June 30, 1999, the outstanding balance under the line of credit was $8,500,000.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE F -- LONG-TERM DEBT AND LINE OF CREDIT (continued)

      Additionally, effective December 1998, the Company entered into a term loan with the Lenders in the amount of $15,000,000 at an effective fixed interest rate of 8.10%. Proceeds of the loan were used to repay the $11,450,000 borrowed under the Company's previous line of credit with FANB, which had been used to partially fund the cash portion of the Vendell asset purchase, and to fund a portion of the Ameris acquisition. The term loan is for a period of seven years. No payment of principal is required until December 2001.

      The Company's line of credit and term loan require the Company to comply with certain restrictive covenants with respect to its business and operations and to maintain certain financial ratios. The restrictive covenants under this agreement prohibit the Company, without the prior consent of the Lenders, from entering into major corporate transactions, such as a merger, tender offer or sale of its assets, and from incurring additional indebtedness in excess of $500,000. The agreement also prohibits the Company from declaring dividends in excess of 25% of the Company's net income during any fiscal year. The line of credit and term loan are secured primarily by the Company's accounts receivable and equipment.

      Pursuant to the Somerset transaction, the Company issued a note payable to the sellers totaling $2,375,000. This note bears interest at 6%, will amortize fully over the three year period ending December 1, 2001, and is secured by the Company's real estate and improvements purchased pursuant to the Somerset transaction. At June 30, 1999, $2,008,000 was outstanding under the note.

      Future principal maturities of long-term debt are as follows at June 30, 1999:

                Year Ending June 30:

                2000                                 $    767,000
                2001                                      815,000
                2002                                   10,601,000
                2003                                    3,475,000
                2004 and thereafter                     9,850,000
                                                     ------------
                Total                                  25,508,000
                Less current portion                     (767,000)
                                                     ------------
                Total long-term                      $ 24,741,000
                                                     ============

      During fiscal 1997, the Company used approximately $6,158,000 of the net proceeds from its public offering of stock to prepay all of the Company's outstanding indebtedness to National Health Investors, Inc. ("NHI"). The Company incurred a prepayment penalty of approximately $493,000, and wrote off deferred loan costs of approximately $119,000, in connection with the early extinguishment of the NHI loan.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE G--INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1999 and 1998 are as follows:

                                                       June 30,
                                            ------------------------------
                                                1999               1998
                                            -----------        -----------
Deferred tax liabilities:
     Depreciation and amortization          $ 2,356,000        $    93,000
     Other                                      125,000            125,000
                                            -----------        -----------
Total deferred tax liabilities                2,481,000            218,000
                                            -----------        -----------
Deferred tax assets:
     Net operating loss and credit
            carryforwards                       879,000          1,130,000
     Accrued expenses                         1,054,000            526,000
     Other                                           --             22,000
                                            -----------        -----------
Total deferred tax assets                     1,933,000          1,678,000
     Valuation allowance for deferred
            tax assets                         (150,000)          (150,000)
                                            -----------        -----------
Net deferred tax assets                       1,783,000          1,528,000
                                            -----------        -----------
Net deferred tax liabilities (assets)       $   698,000        $(1,310,000)
                                            ===========        ===========

      Management has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets. Based upon taxable income in prior carryback years and from the forecast of future pretax book income, management believes that $1,783,000 of the deferred tax assets will be realized. Accordingly, a valuation allowance of $150,000 has been recorded for certain net operating loss carryforwards which will not likely be realized.

      Income tax expense (benefit) is allocated in the financial statements as follows:

                                                            Year Ended June 30,
                                              ----------------------------------------------
                                                  1999               1998            1997
                                              -----------        -----------       ---------
Income before extraordinary item
    and cumulative effect of accounting
    change                                    $ 3,284,000        $ 4,357,000       $  (8,000)
Extraordinary item                                     --                 --        (235,000)
Cumulative effect of accounting change            (12,000)                --              --
                                              -----------        -----------       ---------
Total                                         $ 3,272,000        $ 4,357,000       $(243,000)
                                              ===========        ===========       =========

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE G--INCOME TAXES (continued)

      The provision (benefit) for income taxes applicable to income before extraordinary item and cumulative effect of accounting change is as follows:


                                                           Year Ended June 30,
                                           -------------------------------------------------
                                               1999               1998               1997
                                           -----------        -----------        -----------
Current:
    Federal                                $ 3,156,000        $ 3,808,000        $   718,000
    State                                      658,000            883,000            375,000
                                           -----------        -----------        -----------
                                             3,814,000          4,691,000          1,093,000
                                           -----------        -----------        -----------
Deferred:
    Federal                                   (192,000)          (247,000)        (1,100,000)
    State                                     (338,000)           (87,000)            (1,000)
                                           -----------        -----------        -----------
                                              (530,000)          (334,000)        (1,101,000)
                                           -----------        -----------        -----------
Provision (benefit) for income taxes       $ 3,284,000        $ 4,357,000        $    (8,000)
                                           ===========        ===========        ===========

      The reconciliation of income tax attributable to income before extraordinary item and cumulative effect of accounting change computed at the federal statutory tax rate of 35% for the years ended June 30, 1999 and 1998 and 34% for the year ended June 30, 1997, to income tax expense (benefit) is as follows:

                                                           Year Ended June 30,
                                           -------------------------------------------------
                                               1999               1998               1997
                                           -----------        -----------        -----------
Income tax expense at
  federal statutory rate                   $ 2,909,000        $ 3,959,000        $ 2,045,000
Change in valuation
  allowance                                         --                 --         (1,877,000)
Reversal of previously recorded
  tax accruals                                (263,000)          (141,000)          (478,000)
State income tax, net of federal
  benefit                                      338,000            517,000            258,000
Goodwill amortization                          212,000                 --                 --
Nondeductible expenses                          88,000             22,000             44,000
                                           -----------        -----------        -----------
Provision (benefit) for income
  taxes                                    $ 3,284,000        $ 4,357,000        $    (8,000)
                                           ===========        ===========        ===========

      At June 30, 1999, the Company had regular tax net operating loss carryforwards of $990,000 which expire from 2002 through 2010. Utilization of $571,000 of the net operating loss carryforwards is subject to an annual limitation of $40,000 pursuant to Internal Revenue Code Section 382.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE G--INCOME TAXES (continued)

      At June 30, 1999, the Company had state net operating loss carryforwards of $4,471,000 which expire in 2014.

NOTE H--SHAREHOLDERS' EQUITY

Warrants -- The Company had warrants to purchase 9,616 shares of common stock outstanding at July 1, 1996, at an exercise price of $5.20 per share. Warrants to purchase -0-, 5,758 and -0- shares were exercised during fiscal 1999, 1998 and 1997, respectively. Warrants to purchase 3,858 shares remain outstanding at June 30, 1999.

Stock Options -- The following table sets forth outstanding stock options under the Company's stock option plans as of June 30, 1999, 1998, 1997, and 1996 for the purchase of the Company's Common Stock:

                                                                         Weighted
                                                                          Average
                                                        Option           Exercise
        Options                      Shares             Prices             Price
----------------------------       ----------        ------------       ------------
Outstanding at June 30, 1996            412,491        $.62-15.38       $       5.49
    Granted                             235,250       12.00-18.00              13.18
    Exercised                           (56,893)        .62- 5.25               0.96
    Forfeited                            (2,398)       5.25-15.38               7.78
                                   ------------      ------------       ------------
Outstanding at June 30, 1997            588,450         .62-18.00               8.99
    Granted                             170,500       17.64-18.25              17.72
    Exercised                           (58,789)        .62-15.38               1.67
    Forfeited                            (5,874)       5.25-15.38              13.96
                                   ------------      ------------       ------------
Outstanding at June 30, 1998            694,287        1.50-18.25              11.72
    Granted                             595,550        5.85-12.82               9.49
    Exercised                           (78,700)       1.50- 7.00               5.86
    Forfeited                          (183,566)      10.85-17.64              16.25
                                   ------------      ------------       ------------
Outstanding at June 30, 1999          1,027,571       $3.25-18.25       $      10.07
                                   ============

Options exercisable and shares available for future grant are as follows:

                                               June 30,
                                 -----------------------------------
                                   1999          1998          1997
                                 -------       -------       -------
Options exercisable              391,847       371,091       295,785
Shares available for grant       333,875       767,825       338,848

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE H--SHAREHOLDERS' EQUITY (continued)

The following table summarizes information about stock options outstanding at June 30, 1999:

                      Options Outstanding                       Options Exercisable
     -----------------------------------------------------   -------------------------
                                    Weighted
                       Number        Average     Weighted      Number         Weighted
        Range of    Outstanding      Remaining    Average     Exercisable      Average
        Exercise    at June 30,    Contractual   Exercise     at June 30,     Exercise
         Prices        1999            Life        Price         1999           Price
        --------    -----------    -----------   --------     -----------     --------
     $ 3.25- 7.00     322,314           8       $   5.1340      152,314      $   4.0310
       8.00-11.00     377,550           9          10.8500           --              --
      12.00-18.25     327,707           8          14.0154      239,533         14.2035
     ------------  ----------                                 ---------
     $ 3.25-18.25   1,027,571                                   391,847
                   ==========                                 =========

      Options exercisable at June 30, 1999, 1998 and 1997 had weighted average exercise prices of $10.37, $5.41 and $3.37, respectively.

      The Company's 1987 Employee Stock Option Plan expired in June 1997, and no additional options will be awarded under that plan. The Company's 1989 Stock Option Plan for Non-Employee Directors was replaced by the 1997 Stock Incentive Plan which was approved by the Company's shareholders at the 1997 Annual Meeting.

The following table summarizes common shares reserved at June 30, 1999:

Warrants                                                    3,858
1987 Employee Stock Option Plan                           333,746
1989 Stock Option Plan for Non-Employee Directors          30,000
1997 Stock Incentive Plan                                 663,825
                                                        ---------
                Total common shares reserved            1,031,429
                                                        =========

      SFAS No. 123, "Accounting for Stock-Based Compensation" defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," the former standard. The Company has elected to follow APB No. 25 and related Interpretations in accounting for its stock compensation plans because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE H--SHAREHOLDERS' EQUITY (continued)

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended June 30, 1999, 1998, and 1997, respectively: risk-free interest rate of 7.5%; no annual dividend yield; volatility factor of
 .898, .477 and .477 based on daily closing prices for the year; and an expected option life of 6 years.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                              Year Ended June 30,
                                   -----------------------------------------
                                     1999            1998            1997
                                   ---------       ---------       ---------
Pro forma net income               $   1,979       $   5,745       $   5,531
Pro forma earnings per share
        Basic                      $    0.27       $    0.72       $    0.78
        Diluted                         0.26            0.70            0.76

      Because SFAS No. 123 is applicable only to options granted subsequent to March 31, 1995, its pro forma effect was not fully reflected until 1998. The weighted average fair value per share for options granted during the years ended June 30, 1999, 1998 and 1997 totaled $9.49, $9.94 and $8.79, respectively. The estimated remaining contractual life of options outstanding is 8 years.

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

Dividends -- The Company's revolving credit agreement (see Note F) prohibits the Company from declaring dividends in excess of 25% of the Company's net income during any fiscal year.

Share Repurchase -- In August 1998, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares of the Company's Common Stock. During fiscal 1999, the Company repurchased 845,000 shares of stock which were retired.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE H--SHAREHOLDERS' EQUITY (continued)

Shareholder Rights Plan - The Company's Board of Directors has adopted a shareholder rights plan to protect the interests of the Company's shareholders if the Company is confronted with coercive or unfair takeover tactics by encouraging third parties interested in acquiring the Company to negotiate with the Board of Directors. The shareholder rights plan is a plan by which the Company has distributed rights ("Rights") to purchase (at the rate of one Right per share of common stock) shares of common stock at an exercise price of $75.00 per Right. The Rights are attached to the common stock and may be exercised only if a person or group acquires 10% or more of the outstanding common stock. Upon such an event, the Rights "flip-in" and each holder of a Right will thereafter have the right to receive, upon exercise, common stock having a value equal to two times the exercise price. All Rights beneficially owned by the acquiring person or group triggering the "flip-in" will be null and void. Additionally, if a third party were to take certain action to acquire the Company, such as a merger or other business combination, the Rights would "flip-over" and entitle the holder to acquire shares of the acquiring person with a value of two times the exercise price. The Rights are redeemable by the Company at any time before they become exercisable for $0.01 per Right and expire in 2008. In order to prevent dilution, the exercise price and number of Rights per share of common stock will be adjusted to reflect splits and combinations of, and common stock dividends on, the common stock.

NOTE I--EARNINGS PER COMMON SHARE

      Pursuant to the Company effecting a merger with Ventures effective January 1, 1998 which was accounted for as a pooling of interests, the Company has restated earnings per share for all prior periods.

                                                                Year Ended June 30,
                                                -------------------------------------------------
                                                     1999              1998              1997
                                                -------------     -------------     -------------
Numerator
  Numerator for basic and
    diluted earnings per share:
      Income before extraordinary item
         and cumulative effect of
         accounting change                      $   5,028,000     $   6,953,000     $   6,290,000
      Extraordinary item                                   --                --           377,000
      Cumulative effect of accounting
          change                                       20,000                --                --
                                                -------------     -------------     -------------
Net income                                      $   5,008,000     $   6,953,000     $   5,913,000
                                                =============     =============     =============
Denominator
    Denominator for basic earnings per
       share:weighted-average shares                7,450,063         7,982,624         7,096,436
    Effect of dilutive stock options
       and warrants                                   134,804           250,618           225,417
                                                -------------     -------------     -------------
Denominator for diluted earnings per
     share:adjusted-weighted-average
     shares                                         7,584,867         8,233,242         7,321,853
                                                =============     =============     =============

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE I--EARNINGS PER COMMON SHARE (continued)

                                                                Year Ended June 30,
                                                -------------------------------------------------
                                                     1999              1998              1997
                                                -------------     -------------     -------------
Basic earnings per share
   Before extraordinary item and
       cumulative effect of accounting
       change                                   $        0.67     $        0.87     $        0.88
   Extraordinary item                                      --                --             (0.05)
   Cumulative effect of accounting change                  --                --                --
                                                -------------     -------------     -------------
   Net income                                   $        0.67     $        0.87     $        0.83
                                                =============     =============     =============
Diluted earnings per share
   Before extraordinary item and
       cumulative effect of accounting
       change                                   $        0.66     $        0.84     $        0.86
   Extraordinary item                                      --                --             (0.05)
   Cumulative effect of accounting change                  --                --                --
                                                -------------     -------------     -------------
   Net income                                   $        0.66     $        0.84     $        0.81
                                                =============     =============     =============


      Securities that could potentially dilute basic income per share in the future that were not included in the computation of diluted income per share because to do so would have been antidilutive for fiscal 1999 and 1998 were approximately 914,000 and 44,000 shares, respectively.

NOTE J--EMPLOYEE BENEFIT PLANS

      The Company has a Salary Reduction Plan under section 401(k) of the Internal Revenue Code. Under this plan, employees paid on a salary only basis may defer not less than 1% and not more than 20% of pre-tax compensation each year, subject to Internal Revenue Service limitations, through contributions to a designated investment fund. Under the provisions of the plan, the Company may contribute a discretionary amount to be determined each year. No discretionary contributions have been made under the plan. Administrative costs under the plan totaled $45,000, $25,000 and $25,000 for the years ended June 30, 1999, 1998, and 1997, respectively.

         Pursuant to shareholder approval, the Company implemented an Employee Stock Purchase Plan in January 1999. Under this plan, eligible employees can elect to have amounts withheld from their compensation which are used to purchase stock in the Company at 85% of the lesser of the market price of the stock at the beginning or the end of each calendar quarter. Withholding amounts are fixed at the beginning of each calendar quarter. During fiscal 1999, 23,043 shares of the Company's common stock were purchased at prices ranging from $4.73 to $4.78 per share.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE K--COMMITMENTS

      The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of June 30, 1999:

      Year ending June 30:
      2000                                  $2,219,000
      2001                                   1,835,000
      2002                                   1,482,000
      2003                                   1,094,000
      2004 and thereafter                      745,000
                                            ----------
      Total                                 $7,375,000
                                            ==========


      Certain of the leases have renewal options of up to 5 years. Total rental expense for all operating leases and other rental arrangements for the years ended June 30, 1999, 1998 and 1997 was $3,040,0000, $2,301,000 and $896,000,
respectively. Aggregate future minimum rentals to be received under noncancelable subleases totaled approximately $45,000 at June 30, 1999.

NOTE L--CONTINGENCIES

Montana Litigation - In June 1999, a petition was filed by the State of Montana in the Justice Court of Montana against the Company primarily alleging negligence in connection with a suicide at the Company's facility in fiscal 1998. In September, 1999 the Company entered into an agreement with the State of Montana whereby the Company did not admit guilt or wrongdoing of any kind. Under this agreement, the State of Montana will defer prosecution for six months, subject to the Company's compliance with certain terms and conditions, including the payment of approximately $12,000 for the state's cost of investigation. Upon the Company's compliance with the terms and conditions of the agreement, the State's complaint will then be dismissed.

Other Litigation -- The Company is involved in various other legal proceedings, none of which are expected to have a material effect on the Company's financial position or results of operations.

Laws and Regulations -- Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in substantial compliance with all applicable laws and regulations. Compliance with such laws and regulations can be subject to future governmental review and interpretation. Noncompliance could result in regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

NOTE M--RELATED PARTY TRANSACTIONS

      In June 1996, the Company entered into a one-year agreement with Joseph Fernandez and Associates, Inc. for marketing and consulting services. Joseph A. Fernandez, Ed.D., a director of the Company, serves as President of Joseph Fernandez and Associates, Inc. This agreement was continued on a month to month basis from July 1997 until its termination in March 1998. Payments under this agreement during fiscal 1998 and 1997, including reimbursable expenses, totaled $33,000 and $50,000, respectively.

      The Company rents certain operating properties from Amy S. Harrison and Martha A. Petrey, Ph.D., officers and directors of the Company. Payments under these month-to-month rental arrangements totaled $115,000, $115,000 and $101,000 for the years ended June 30, 1999, 1998, and 1997, respectively.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE N--SIGNIFICANT CUSTOMERS

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

         The following summarizes those customers from which in excess of 10% of the Company's youth services revenues were derived:

                                                                                % of
                                                                              Operating
                           Customer                       Revenue              Revenue
                           --------                       -------              -------
Year Ended
June 30, 1999         None

Year Ended
June 30, 1998         None

Year Ended            Riverside County
June 30, 1997           Office of Education              $ 5,822,000                 17%
                      State of Tennessee                   4,127,000                 12
                                                         ------------         ---------
                                                         $ 9,949,000                 29%
                                                         ============         =========

NOTE O--QUARTERLY FINANCIAL INFORMATION (Unaudited)

         The following table sets forth selected quarterly operating data. Amounts for fiscal 1999 have been restated to reflect the adoption of SOP 98-5 effective July 1, 1998.


                                                 1999                                     1998
                                 -------------------------------------   -------------------------------------
                                  First    Second     Third    Fourth     First    Second     Third    Fourth
                                 -------   -------   -------   -------   -------   -------   -------   -------
(in thousands except per share amounts)
Total revenues                   $23,200   $27,965   $31,549   $32,763   $20,641   $23,129   $24,980   $25,249
Income from operations             1,080     2,263     3,278     2,862     1,197     2,253     3,407     2,908
Net income before cumulative
   effect of accounting change       668     1,200     1,698     1,462       685     1,495     2,987     1,786
Net income                           648     1,200     1,698     1,462       685     1,495     2,987     1,786
Income per share, diluted:
   Before cumulative effect of      0.09      0.16      0.22      0.20      0.08      0.18      0.36      0.22
        accounting change
      Net income                    0.08      0.16      0.22      0.20      0.08      0.18      0.36      0.22

                                     *******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

        INFORMATION REQUIRED BY ITEM 10 (DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT), ITEM 11 (EXECUTIVE COMPENSATION), ITEM 12 (SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT), AND ITEM 13 (CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS), will be included in the Company's Proxy Statement to be filed within 120 days of June 30, 1999 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     (1) Financial Statements

        The following financial statements of Children's Comprehensive Services, Inc. are included in Part II, Item 8:

                                                                                Page
                                                                                ----
               Consolidated Balance Sheets-June 30, 1999 and 1998                33
               Consolidated Statements of Income for the Years Ended
                      June 30, 1999, 1998 and 1997                               35

               Consolidated Statements of Shareholders' Equity for
                      the Years Ended June 30, 1999, 1998 and 1997               36

               Consolidated Statements of Cash Flows for the Years
                      Ended June 30, 1999, 1998 and 1997                         37

               Notes to Consolidated Financial Statements                        39

        (2) Financial Statement Schedules

        Schedule II - Valuation and qualifying accounts                          59

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not applicable or not required under their related instructions or the required information is included in the financial statements or notes thereto.

        (3) Management Contracts and Compensatory Plans or Arrangements

        1987 Employee Stock Option Plan, as amended (included herein as Exhibit 10.4)
        1989 Stock Option Plan for Non-Employee Directors (included herein as
        Exhibit 10.5)
        Warrant Agreement dated October 1, 1996, between the Registrant and Joseph A. Fernandez (included herein as Exhibit 10.7)
        1997 Stock Incentive Plan (included herein as Exhibit 10.13)
        Employment Agreement between the Company and William J Ballard, effective as of August 19, 1998 (included herein as Exhibit 10.36) Employment Agreement between the Company and Amy S. Harrison, effective as of August 19, 1998 (included herein as Exhibit 10.37)

(b)     Reports on Form 8-K

        None

(c)     Exhibits

        The exhibits listed in the accompanying index to exhibits on page 60 are filed as part of this annual report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CHILDREN'S COMPREHENSIVE SERVICES, INC.



Date:  September 28, 1999           By: /s/ William J Ballard
                                        ----------------------------------------
                                        William J Ballard
                                        Chairman, Chief Executive Officer
                                        and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  September 28, 1999               /s/ William J Ballard
                                        ----------------------------------------
                                        William J Ballard
                                        Chairman, Chief Executive Officer
                                        and Director (Principal Executive
                                        Officer)

Date:  September 28, l999               /s/ Amy S. Harrison
                                        ----------------------------------------
                                        Amy S. Harrison
                                        Vice Chairman, President and Director

Date:  September 28, 1999               /s/ Martha A. Petrey, Ph.D.
                                        ----------------------------------------
                                        Martha A. Petrey, Ph.D.
                                        Executive Vice President and Director


Date:  September 28, 1999               /s/ H. Neil Campbell
                                        ----------------------------------------
                                        H. Neil Campbell
                                        Executive Vice President

Date:  September 28, 1999               /s/ Donald B. Whitfield
                                        ----------------------------------------
                                        Donald B. Whitfield
                                        Vice President - Finance and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)

Date:  September 28, 1999               /s/ John C. Edmunds
                                        ----------------------------------------
                                        John C. Edmunds
                                        Vice President - Secretary and
                                        Treasurer

Date:  September   , 1999
                                        ----------------------------------------
                                        Thomas B. Clark
                                        Director

Date:  September 28, 1999               /s/ Joseph A. Fernandez, Ed.D.
                                        ----------------------------------------
                                        Joseph A. Fernandez, Ed.D.
                                        Director


Date:  September 28, 1999               /s/ David L. Warnock
                                        ----------------------------------------
                                        David L. Warnock
                                        Director

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                              COL. C--ADDITIONS
---------------------------------------------------------------------------------------------------------------------------------

COL. A                                                    COL. B                                         COL D.        COL E.
---------------------------------------------------------------------------------------------------------------------------------
                                                                            (1)          (2)
                                                           Balance       Charged to   Charged to                        Balance
                                                        at Beginning     Costs and  Other Accounts-    Deductions-      at End
DESCRIPTION                                               of Period       Expenses     Describe         Describe       of Period
---------------------------------------------------------------------------------------------------------------------------------
Year ended June 30, 1999:
   Deducted from asset accounts:
        Allowance for doubtful accounts                   $1,865,000     $ 1,275,000    $     -0-        $1,188,000(2)   $1,952,000
                                                          ----------     -----------    ----------       ---------       ----------
                 Totals                                   $1,865,000     $ 1,275,000    $     -0-        $1,188,000      $1,952,000
                                                          ==========     ===========    ==========       =========       ==========
Year ended June 30, 1998:
   Deducted from asset accounts:
        Allowance for doubtful accounts                   $2,361,000     $ 1,329,000    $      -0-       $1,825,000(2)   $1,865,000
                                                          ----------     -----------    ----------       ---------       ----------
                 Totals                                   $2,361,000     $ 1,329,000    $      -0-       $1,825,000      $1,865,000
                                                          ==========     ===========    ==========       =========       ==========
Year ended June 30, 1997:
   Deducted from asset accounts:
        Allowance for doubtful accounts                   $  143,000     $  (155,000)   $2,373,000(1)    $      -0-      $2,361,000
                                                          ----------     -----------    ----------       ---------       ----------
                 Totals                                   $  143,000     $  (155,000)   $2,373,000       $      -0-      $2,361,000
                                                          ==========     ===========    ==========       =========       ==========

(1) Addition to allowance for doubtful accounts recognized in conjunction with the Company's purchase of substantially all the assets of Vendell Healthcare, Inc.
(2)     Uncollectible accounts written off against allowance account.

                                INDEX TO EXHIBITS

Exhibit
Number   Description of Exhibit
------   ----------------------
3.1      Restated Charter, as amended. (1)
3.2      By-Laws. (2)
4.1      Specimen Stock Certificate. (6)
4.2      Shareholder Rights Agreement (14)
10.1     Non-competition Agreement between Registrant and Amy S. Harrison. (3)
10.2     Non-Competition Agreement between Registrant and Martha A. Petrey. (3)
10.3     Registration Agreement between Registrant and Amy S. Harrison and
         Martha A. Petrey. (3)
10.4     1987 Employee Stock Option Plan, as amended. (7)
10.5     1989 Stock Option Plan for Non-Employee Directors. (4)
10.6     Assignment and Sublease between Registrant and Helicon Incorporated.
         (5)
10.7     Warrant Agreement dated October 1, 1996, between the Registrant and
         Joseph A. Fernandez. (11)
10.8     Consulting and Marketing Agreement effective as of August 1, 1992, dated September 22, 1994, by and between the Registrant and Helicon
         Incorporated. (7)
10.9     First Amendment, dated September 1, 1999, to the Consulting and
         Marketing Agreement effective as of August 1, 1992 by and between the
         Registrant and Helicon Incorporated.
10.10    Registration Rights Agreement, dated September 20, 1993, by and between the Registrant and T. Rowe Price Strategic Partners Fund II, L.P. (8)
10.11    Guaranty and Suretyship Agreement dated January 29, 1996, by and between First American National Bank, the Registrant and Helicon
         Incorporated. (8)
10.12    Loan and Security Agreement between First American National Bank and the Registrant, dated as of November 8, 1996. (9)
10.13    1997 Stock Incentive Plan. (11)
10.14    Lease Agreement dated September 26, 1989 between the Registrant and the
         Equitable Life Assurance Society of the United States. (11)
10.15    First Amendment, dated February 21, 1990, to the lease between the
         Registrant and the Equitable Life Assurance Society of the United
         States. (11)
10.16    Second Amendment, dated March 1, 1993, to the lease between the
         Registrant and the Equitable Life Assurance Society of the United
         States. (11)
10.17    Third Amendment, dated October 26, 1993, to the lease between
         Registrant and the Equitable Life Assurance Society of the United
         States. (11)
10.18    Fourth Amendment, dated March 11, 1999, to the lease between Registrant and the Equitable Life Assurance Society of the United States.
10.19    Fifth Amendment, dated March 31, 1999, to the lease between Registrant and the Equitable Life Assurance Society of the United States.
10.20    Merger Agreement by and between Ventures Healthcare of Gainesville,
         Inc. and the Registrant dated January 19, 1998 (12)
10.21    Merger Agreement by and between Chad Youth Enhancement Center, Inc. and
         CLG Management Company, LLC and the Registrant dated February 12, 1998
         (12)
10.22    Asset Exchange Agreement by and between Meadow Pines Hospital, Inc. and the Registrant dated February 23, 1998 (12)
10.23    Agreement and Plan of Merger, dated as of September 9, 1998, between the Registrant and Ameris Health Systems, Inc. (13)
10.24    Stock Purchase Agreement between the Registrant and William M. Bosic,
         Donald J. Bosic, Joseph C. McCoy and Somerset, Inc. (15)

10.25    First Addendum to Stock Purchase Agreement between the Registrant and
         William M. Bosic, Donald J. Bosic, Joseph C. McCoy and Somerset, Inc.
         (15)
10.26    Agreement of Purchase and Sale and Joint Escrow Instructions between the Registrant and BMB Enterprises (15)
10.27    Asset Purchase Agreement between the Registrant and Behavioral Medicine
         Professionals, Inc. (15)
10.28    Asset Purchase Agreement between the Registrant and B and B Leasing (15)
10.29    Noncompetition, Confidentiality and Nonsolicitation Agreement between the Registrant and Joseph C. McCoy (15)
10.30    Noncompetition, Confidentiality and Nonsolicitation Agreement between the Registrant and Donald J. Bosic (15)
10.31    Noncompetition, Confidentiality and Nonsolicitation Agreement between the Registrant and William M. Bosic (15)
10.32    Shareholders Rights Plan (16)
10.33    Credit Agreement by and among the Company and SunTrust Bank, Nashville,
         N.A. as agent and lender dated December 1, 1998 (17)
10.34    First Amendment to Credit Agreement by and among the Company and
         SunTrust Bank, Nashville, N.A. as agent and lender dated December 1,
         1998 (18)
10.35    Second Amendment to Credit Agreement by and among the Company and
         SunTrust Bank, Nashville, N.A. as agent and lender dated April 20, 1999
         (18)
10.36    Employment Agreement between the Company and William J Ballard, effective as of August 19, 1998 (18)
10.37    Employment Agreement between the Company and Amy S. Harrison, effective as of August 19, 1998 (18)
21       Subsidiaries of the Registrant.
23       Consent of Ernst & Young LLP.
27       Financial Data Schedule


(1) Incorporated herein by reference from Registrant's Registration Statement on Form S-2, filed August 15, 1996 (Reg. No. 333-8387).
(2) Incorporated herein by reference from Registrant's Registration Statement on Form S-1, filed October 11, 1989 (Reg. No. 33-31527).
(3) Incorporated herein by reference from Registrant's Form 8-K, dated April 12, 1988, reporting the acquisition of Advocate Schools (File No. 0-16162).
(4) Incorporated herein by reference from Registrant's Registration Statement on Form S-8, filed February 14, 1990 (Reg. No. 2-33-33499).
(5) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended March 31, 1990, dated June 28, 1990 (File No. 0-16162).
(6) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended March 31, 1994, dated June 28, 1994 (File No. 0-16162).
(7) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended March 31, 1995, dated June 28, 1995 (File No. 0-16162).
(8) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended March 31, 1996, dated June 28, 1996 (File No. 0-16162).
(9) Incorporated herein by reference from Registrant's Form 10-Q for the period ended December 31, 1996, dated February 13, 1997 (File No. 0-16162).
(10) Incorporated herein by reference from Registrant's Form 10-Q for the period ended March 31, 1997, dated May 15, 1997 (File No. 0-16162).
(11) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended June 30, 1997, dated September 29, 1997 (File No. 0-16162).
(12) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended June 30, 1998, dated September 29, 1998 (File No. 0-16162).
(13) Incorporated herein by reference from Registrant's Form 8-K, dated September 24, 1998, reporting the merger agreement with Ameris Health Systems, Inc. (File No. 0-16162).

(14) Incorporated herein by reference from Registrant's Form 8-K, dated November 25, 1998, reporting the adoption of a shareholder rights plan. (File No. 0-16162).
(15) Incorporated herein by reference from Registrant's Form 8-K, dated December 16, 1998, reporting the acquisition of Somerset, Inc. (File No. 0-16162).
(16) Incorporated herein by reference from Registrant's Form S-8 dated December 22, 1998 (File No. 0-16162).
(17) Incorporated herein by reference from Registrant's Form 10-Q for the period ended December 31, 1998, dated February 15, 1999 (File No. 0-16162).
(18) Incorporated herein by reference from Registrant's Form 10-Q for the period ended March 31, 1999, dated May 17, 1999 (File No. 0-16162).