Form 10-Q
period 1999-09-30
CHILDRENS COMPREHENSIVE SERVICES INC
filed 1999-11-15
CIK 816247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------

                         Commission File Number 0-16162

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                          62-1240866
-------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

3401 West End Ave., Suite 400, Nashville, Tennessee              37203
---------------------------------------------------     ----------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:  (615) 250-0000


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

Common Stock, $ .01 Par Value, outstanding at November 9, 1999 - 7,280,407 shares.

                                      INDEX

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                                     Page
                                                                                    Number
                                                                                    ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets-September 30, 1999
                  and June 30, 1999...................................................3

                  Consolidated Statements of Income --
                  Three months ended September 30, 1999 and 1998......................5

                  Consolidated Statements of Cash Flows --
                  Three months ended September 30, 1999 and 1998......................6

                  Notes to Consolidated Financial Statements --
                  September 30, 1999..................................................8

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................17

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................................18

SIGNATURES...........................................................................19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                   September 30,  June 30,
                                                                       1999        1999
                                                                      -------     -------
(dollars in thousands)
ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                        $ 2,964     $ 1,774

     Accounts receivable, net of allowance for doubtful
     accounts of $1,907 at September 30 and $1,952 at
     June 30                                                           24,008      24,692

     Prepaid expenses                                                   1,413       1,063

     Deferred income taxes                                              1,212       1,212

     Other current assets                                               1,833       4,678
                                                                      -------     -------

       TOTAL CURRENT ASSETS                                            31,430      33,419

PROPERTY AND EQUIPMENT, net of accumulated
       depreciation of $10,640 at September 30 and $10,570
       at June 30                                                      49,921      50,811

COST IN EXCESS OF NET ASSETS ACQUIRED, net                             13,159      13,398

OTHER ASSETS AND DEFERRED CHARGES, net                                    932       1,003
                                                                      -------     -------
       TOTAL ASSETS                                                   $95,442     $98,631
                                                                      =======     =======

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                   September 30,  June 30,
                                                                       1999        1999
                                                                      -------     -------
(dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                  $ 2,412     $ 3,834
    Current portion - long-term debt and capital leases                   829         817
    Income taxes payable                                                   88         702
    Accrued employee compensation                                       5,048       5,842
    Accrued other expenses                                              2,332       2,404
    Other liabilities and deferred revenue                              2,091       2,038
                                                                      -------     -------
       TOTAL CURRENT LIABILITIES                                       12,800      15,637

LONG TERM DEBT AND CAPITAL LEASE
    OBLIGATIONS                                                        24,141      24,854

DEFERRED TAXES PAYABLE                                                  1,921       1,910
                                                                      -------     -------
       TOTAL LIABILITIES                                               38,862      42,401
                                                                      -------     -------
SHAREHOLDERS' EQUITY
    Preferred stock, par value $1.00 per share-
         10,000,000 shares authorized                                      --          --
    Common stock, par value $.01 per share-
         50,000,000 shares authorized; issued and outstanding
         7,278,907 shares at September 30 and 7,295,526 shares
         at June 30                                                        73          73
    Additional paid-in capital                                         51,106      51,217
    Retained earnings                                                   5,401       4,940
                                                                      -------     -------
       TOTAL SHAREHOLDERS' EQUITY                                      56,580      56,230
                                                                      -------     -------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $95,442     $98,631
                                                                      =======     =======

See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                  Three Months Ended
                                                                     September 30,
                                                                ----------------------
                                                                  1999          1998
                                                                --------      --------
(In thousands, except per share amounts)
Revenues:
     Operating revenues                                         $ 28,923      $ 22,329
     Management fee income                                           856           871
                                                                --------      --------
                                             TOTAL REVENUES       29,779        23,200
                                                                --------      --------
Operating expenses:
     Employee compensation and benefits                           18,953        14,519
     Purchased services and other expenses                         8,433         6,961
     Depreciation and amortization                                 1,079           611
     Related party rent                                               29            29
                                                                --------      --------
                                   TOTAL OPERATING EXPENSES       28,494        22,120
                                                                --------      --------
Income from operations                                             1,285         1,080
Other (income) expense:
     Interest expense                                                499           248
     Other                                                            (9)         (271)
                                                                --------      --------
                          TOTAL OTHER (INCOME) EXPENSE, NET          490           (23)
                                                                --------      --------
Income before income taxes and cumulative
    effect of accounting change                                      795         1,103

Provision for income taxes                                           334           435
                                                                --------      --------
Income before cumulative effect of accounting change                 461           668

Cumulative effect of accounting change, net of
    income tax benefit of $12 in 1998                                 --            20
                                                                --------      --------
                                                 NET INCOME     $    461      $    648
                                                                ========      ========
Basic earnings per common share:

    Before cumulative effect of accounting change               $   0.06      $   0.08
    Cumulative effect of accounting change                            --            --
                                                                --------      --------
                                                 NET INCOME     $   0.06      $   0.08
                                                                ========      ========
Diluted earnings per common share:
    Before cumulative effect of accounting change               $   0.06      $   0.08
    Cumulative effect of accounting change                            --            --
                                                                --------      --------
                                                 NET INCOME     $   0.06      $   0.08
                                                                ========      ========

                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                          Three Months Ended
                                                                              September 30,
                                                                         ---------------------
                                                                          1999          1998
                                                                         -------      --------
(in thousands)
OPERATING ACTIVITIES
   Net income                                                            $   461      $    648
   Adjustments to reconcile net income
      to net cash provided (used) by operating activities:
   Depreciation                                                              825           553
   Amortization                                                              254            58
   Provision for bad debts                                                   169           102
   Other                                                                     (52)            7
Changes in operating assets and liabilities, net of effects
   from the 1998 purchase of Ameris:
   Accounts receivable                                                       515           506
   Prepaid expenses                                                         (350)         (435)
   Other current assets                                                      346           167
   Accounts payable                                                       (1,422)        1,601
   Accrued employee compensation                                            (794)       (1,913)
   Accrued other expenses                                                    (19)        1,186
   Income taxes payable                                                     (614)         (971)
                                                                         -------      --------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      (681)        1,509
                                                                         -------      --------
INVESTING ACTIVITIES
   Purchase of Ameris                                                         --       (11,652)
   Collection (purchase) of note receivable                                2,500        (2,500)
   Purchase of property and equipment                                       (477)         (334)
   Proceeds from sale of property and equipment                              643            --
   Decrease (increase) in other assets                                        15            (7)
                                                                         -------      --------
      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                     2,681       (14,493)
                                                                         -------      --------

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                          Three Months Ended
                                                                              September 30,
                                                                         ---------------------
                                                                          1999          1998
                                                                         -------      --------
(in thousands)
FINANCING ACTIVITIES
    Principal payments on revolving lines of credit, long-
       term borrowings and capital lease obligations                     $(3,999)     $ (1,763)

    Proceeds from revolving lines of credit and long-term borrowings       3,300         2,773

    Common stock repurchased                                                (171)       (6,263)

    Proceeds from issuance of common stock, net                               60             3
                                                                         -------      --------
    NET CASH USED BY FINANCING ACTIVITIES                                   (810)       (5,250)
                                                                         -------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1,190       (18,234)

    Cash and cash equivalents at beginning of period                       1,774        20,067
                                                                         -------      --------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 2,964      $  1,833
                                                                         =======      ========


See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, the Company's prior fiscal year end.

Certain reclassifications have been made to the prior year financial statements to conform to the fiscal 2000 presentation.

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

NOTE C -- ACCOUNTING PRONOUNCEMENTS

During the fourth quarter of fiscal 1999 the Company adopted, effective July 1, 1998, Accounting Standards Executive Committee Statement of Position ("SOP") 98-5, "Reporting on Costs of Start-Up Activities" which required the Company, upon adoption, to write off as a cumulative effect of a change in accounting principle any previously capitalized start-up costs. Early adoption of SOP 98-5 resulted in the restatement of reported quarterly results for the interim periods of fiscal 1999.

The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" which requires the Company to report segment information in annual financial statements and also requires it to report selected segment information in interim financial reports to shareholders. The Company has determined that it has only one reportable segment.

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

NOTE D -- EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of shares outstanding. Diluted earnings per common share includes the effect of common stock equivalents, consisting of dilutive stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended
                                                               September 30,
                                                         -------------------------
                                                            1999           1998
                                                         ----------     ----------
BASIC:

Average shares outstanding                                7,282,552      7,698,959
                                                         ==========     ==========
Net income                                               $  461,000     $  648,000
                                                         ==========     ==========
Per share amount                                         $     0.06     $     0.08
                                                         ==========     ==========
DILUTED:

Average shares outstanding                                7,282,552      7,698,959

   Net effect of dilutive stock options and warrants         80,843        131,367
                                                         ----------     ----------
      TOTAL                                               7,363,395      7,830,326
                                                         ==========     ==========
Net income                                               $  461,000     $  648,000
                                                         ==========     ==========
Per share amount                                         $     0.06     $     0.08
                                                         ==========     ==========

NOTE E -- ACQUISITIONS

In December 1998, the Company acquired Somerset, Inc. ("Somerset"), the operator of a 200-seat educational day treatment program located in southern California. Consideration for this transaction consisted of approximately $8.2 million in cash and $2.4 million in notes payable. This transaction has been accounted for as a purchase. Pro forma results of operations for the three months ended September 30, 1998 as if the acquisition had occurred on July 1, 1998 would not differ materially from reported amounts.

In September 1998, the Company acquired Ameris Health Systems, Inc. ("Ameris") for net consideration of approximately $12.5 million in cash. Ameris, through its wholly-owned subsidiary, American Clinical Schools, Inc., operates residential juvenile sex offender programs in Tennessee, Alabama and Pennsylvania with an aggregate capacity of 228 licensed beds. This transaction has been accounted for as a purchase. Pursuant to this transaction, the Company also purchased a note receivable for $2.5 million which was collected during the first quarter of fiscal 2000. Pro forma results of operations for the three months ended September 30, 1998 as if the acquisition had occurred on July 1, 1998 would not differ materially from reported amounts. Cost in excess of net assets acquired totaled approximately $13.1 million for the Ameris and Somerset acquisitions, and is being amortized over fifteen years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and this Quarterly Report on Form 10-Q contain forward-looking statements and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under "Business - Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General

As of September 30, 1999, the Company was providing education, treatment and juvenile justice services to approximately 3,600 at-risk and troubled youth either directly or through management contracts. It currently offers these services through the operation and management of non-residential specialized education programs and day treatment programs and both open and secure residential treatment centers in 14 states. Revenues are recognized as services are rendered. The Company's non-residential programs, which historically have generated higher operating margins than the Company's residential facilities, generally receive revenues based on per diem rates. The Company's residential facilities generally receive revenues under either fixed fee contracts, at per diem rates or on a cost reimbursed basis.

The Company receives management fee income from services provided to third parties, including medical/surgical facilities, community mental health centers and other behavioral health providers, for management of day treatment programs, residential treatment centers, behavioral units in medical/surgical facilities and free-standing behavioral facilities. The Company also receives management fee income from Helicon, Incorporated ("Helicon"), a Section 501(c)(3) not-for-profit corporation, for consulting, management and marketing services rendered pursuant to a Consulting and Marketing Agreement by and between Helicon and the Company (the "Helicon Agreement"). As of September 30, 1999, the Company was providing consulting, management and marketing services to Helicon at 12 programs. In addition, Helicon also leases three facilities owned by the Company to operate its programs. Pursuant to the Helicon Agreement, which expires September 1, 2004, the Company is entitled to receive for these services management fee income in an amount equal to 6% of the monthly gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. At September 30, 1999, the Company has also guaranteed Helicon's obligations under a bank line of credit in the amount of $1,500,000. See "Liquidity and Capital Resources."

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

Other (income)expense includes income and expense items classified as non-operating, including interest income and gains and losses on disposition of fixed assets.

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

In September 1998, the Company acquired Ameris Health Systems which ,through its wholly-owned subsidiary, American Clinical Schools, Inc., operates residential juvenile sex offender programs in Tennessee, Alabama and Pennsylvania with an aggregate capacity of 228 licensed beds. Pursuant to this transaction, the Company also purchased a note receivable for $2.5 million in cash which was collected upon maturity in September 1999.

In December 1998, the Company acquired Somerset, Inc., the operator of a 200-seat educational day treatment program located in southern California.

Results of  Operations

The following table sets forth, for the periods indicated, the percentage relationship to the Company's total revenues of certain items in the Company's statements of income:

                                                          Three Months Ended
                                                             September 30,
                                                         ---------------------
                                                          1999           1998
                                                         ------         ------
Operating revenues                                         97.1%          96.2%
Management fee income                                       2.9            3.8
                                                         ------         ------
                                  TOTAL REVENUES          100.0          100.0

Employee compensation and benefits                         63.6           62.6
Purchased services and other expenses                      28.4           30.0
Depreciation and amortization                               3.6            2.6
Related party rent                                          0.1            0.1
                                                         ------         ------
                        TOTAL OPERATING EXPENSES           95.7           95.3
                                                         ------         ------
Income from operations                                      4.3            4.7
Other (income) expense:
   Interest expense                                         1.7            1.1
   Other                                                     --           (1.2)
Provision for income taxes                                  1.1            1.9
Cumulative effect of accounting change                       --            0.1
                                                         ------         ------
                                      NET INCOME            1.5%           2.8%
                                                         ======         ======

Three Months Ended September 30, 1999 versus September 30, 1998

Operating revenues for the three months ended September 30, 1999 increased $6,594,000 or 29.5%, to $28,923,000 as compared to $22,329,000 for the three months ended September 30, 1998. Approximately $4,400,000 of the increase in operating revenues is attributable to acquisitions and approximately $1,700,000 of the increase is due to the opening of new programs subsequent to the first quarter of fiscal 1999. Additionally, operating revenues decreased approximately $300,000 versus the same quarter in the prior year due to a reduction in the census of the Company's Eufaula, Alabama secure residential program. Effective October 1, 1999, the Company's contract to operate this program was discontinued.

Management fee income decreased $15,000 for the three months ended September 30, 1999 to $856,000 from $871,000 for the three month period ended September 30, 1998. Management fee income recognized under the Helicon Agreement for the three months ended September 30, 1999 decreased $5,000 to $330,000 from $335,000 for the three months ended September 30, 1998.

Total revenues for the three months ended September 30, 1999 increased $6,579,000, or 28.4%, to $29,779,000 as compared to $23,200,000 for the three months ended September 30, 1998 as a result of the factors described above.

Employee compensation and benefits for the three months ended September 30, 1999 increased $4,434,000, or 30.5%, to $18,953,000, as compared to $14,519,000 for the three months ended September 30, 1998. As a percentage of total revenues, employee compensation and benefits increased from 62.6% for the three months ended September 30, 1998 to 63.6% for the three months ended September 30, 1999. The increase in employee compensation and benefits over the same period in the prior year results primarily from the Company's growth. The increase in employee compensation and benefits as a percent of revenue over the same period in the prior year results in part from continuing start-up operations at the Company's Dyersburg, Tennessee facility during the quarter and from increases in employee benefit costs.

Purchased services and other expenses for the three months ended September 30, 1999 increased $1,472,000, or 21.1%, to $8,433,000, as compared to $6,961,000 for the three months ended September 30, 1998. As a percentage of total revenues, purchased services and other expenses decreased to 28.4% for the three months ended September 30, 1999 from 30.0% for the three months ended September 30, 1998. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth. The decrease in purchased services and other expenses as a percent of revenue over the same period in the prior year resulted primarily from the impact of the Company's acquisitions.

Depreciation and amortization for the three months ended September 30, 1999 increased $468,000, or 76.6%, to $1,079,000 as compared to $611,000 for the three months ended September 30, 1998. The increase in depreciation and amortization compared to the same period in the prior year is primarily attributable to an increase in depreciation and goodwill amortization arising from the Company's acquisitions.

Income from operations for the three months ended September 30, 1999 increased $205,000, or 19.0%, to $1,285,000 as compared to $1,080,000 for the three months ended September 30, 1998, and decreased as a percentage of total revenues to 4.3% for the three months ended September 30, 1999 from 4.7% for the three months ended September 30, 1998 as a result of the factors described above.

Interest expense for the three months ended September 30, 1999 increased $251,000 to $499,000 as compared to $248,000 for the three months ended September 30, 1998. The increase in interest expense over the same period in the prior year is attributed principally to debt incurred pursuant to the Somerset acquisition.

Other (income)expense for the three months ended September 30, 1999 decreased $262,000 to income of $9,000 as compared to income of $271,000 for the three months ended September 30, 1998. The decrease in other (income)expense over the same period in the prior year results primarily from a reduction in interest income principally due to the decrease in cash available for investment as a result of the Company's share buyback program and its acquisition of Ameris.

The provision for income taxes for the three months ended September 30, 1999 decreased $101,000 to $334,000 from $435,000 for the three months ended September 30, 1998. The decrease in the provision compared to the same period in the prior year results primarily from the decrease in the Company's taxable income, offset by an increase in the Company's effective tax rate due primarily to non-deductible goodwill amortization associated with fiscal 1999 acquisitions.

Liquidity and Capital Resources

Cash used by operating activities for the three months ended September 30, 1999 was $681,000 on net income of $461,000 as compared to cash provided of $1,509,000 on net income of $648,000 for the three months ended September 30, 1998. Working capital at September 30, 1999 was $18,630,000, as compared to $17,782,000 at June 30, 1999.

Cash provided by investing activities was $2,681,000 for the three months ended September 30, 1999 as compared to cash used of $14,493,000 for the three months ended September 30, 1998. The change was due primarily to the Ameris acquisition in the first quarter of fiscal 1999 as compared to the collection of the Ameris note receivable in the current period.

Cash of $810,000 was used by financing activities for the three months ended September 30, 1999 due primarily to payments on the Company's long term debt. Cash of $5,250,000 was used by financing activities for the three months ended September 30, 1998, due primarily to the repurchase of 700,000 shares of the Company's Common Stock, offset by a net increase in the amount outstanding under the Company's line of credit.

The Company has a credit agreement with SunTrust Bank and First American National Bank (jointly "the Lenders"), the term of which extends through December 1, 2001. Under the terms of this agreement, the Lenders have made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $25,000,000. The credit facility bears interest at either (i) the one, two, three or six month LIBOR rate plus an applicable margin, which ranges between .75% and 1.75% and is dependent on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, or (ii) SunTrust Bank's index rate plus an applicable margin, which ranges between .00% and .50%, at the Company's option. The line of credit is secured primarily by the Company's accounts receivable and equipment. At September 30, 1999, the outstanding balance under the line of credit was $8,000,000.

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

Helicon has also entered into a $1,500,000 line of credit with First American National Bank which expires in October 2000. As a condition to this line of credit, the Company agreed to guarantee Helicon's performance under such line of credit. At September 30, 1999, the outstanding amount under Helicon's line of credit was $1,500,000.

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

To date, the Company has incurred no material expenses related to the Y2K compliance of its IT and non-IT systems. The Company believes that the costs associated with finalizing the Y2K compliance of such systems will not materially increase the Company's future capital expenditures nor materially affect the Company's results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At September 30, 1999, the Company had only cash equivalents, invested in high grade, very short term securities, which are not typically subject to material market risk. The Company has outstanding loans at both fixed and variable rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. For loans with variable interest rates, a hypothetical 10% change in interest rates would have an immaterial impact on the Company's future earnings, cash flows and fair values related to these instruments.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       The following exhibits are included herein:

          (10) Third Amendment to Credit Agreement by and between the Registrant and SunTrust Bank, Nashville, N.A. as agent and lender, dated September 27, 1999

          (27) Financial Data Schedule.  (SEC use only)

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


                                    CHILDREN'S COMPREHENSIVE SERVICES, INC.
                                                 (Registrant)



Date:    November 15, 1999          /s/ WILLIAM J BALLARD
                                    --------------------------------------------
                                    William J Ballard
                                    Chairman and Chief Executive Officer



Date:    November 15, 1999          /s/ DONALD B. WHITFIELD
                                    --------------------------------------------
                                    Donald B. Whitfield
                                    Vice President of Finance, Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer)