Form 10-Q
period 1999-12-31
CHILDRENS COMPREHENSIVE SERVICES INC
filed 2000-02-14
CIK 816247

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    ------------

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]   No [ ]

The number of shares outstanding of the issuer's common stock, as of the latest practicable date:

Common Stock, $ .01 Par Value, outstanding at February 7, 2000 - 7,162,154 shares.

                                      INDEX

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                                                               Page
                                                                                                              Number
                                                                                                              ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets -- December 31, 1999
                  and June 30, 1999...............................................................................3

                  Consolidated Statements of Income --
                  Three and six month periods ended December 31, 1999 and 1998....................................5

                  Consolidated Statements of Cash Flows --
                  Six months ended December 31, 1999 and 1998.....................................................6

                  Notes to Consolidated Financial Statements --
                  December 31, 1999...............................................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................11

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................19

Item 6.  Exhibits and Reports on Form 8-K........................................................................19

SIGNATURES.......................................................................................................20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                             December 31,  June 30,
(dollars in thousands)                                           1999        1999
                                                               --------     -------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                $  1,793     $ 1,774
      Accounts receivable, net of allowance for doubtful
         accounts of $2,558 at December 31 and $1,952 at
         June 30                                                 30,473      24,692
      Prepaid expenses                                            1,418       1,063
      Deferred income taxes                                       1,212       1,212
      Other current assets                                        2,016       4,678
                                                               --------     -------
TOTAL CURRENT ASSETS                                             36,912      33,419

PROPERTY AND EQUIPMENT, net of
        accumulated depreciation of $11,103 at December 31
            and $10,570 at June 30                               51,175      50,811

COST IN EXCESS OF NET ASSETS ACQUIRED, net                       12,948      13,398

OTHER ASSETS AND DEFERRED CHARGES, net                              867       1,003
                                                               --------     -------
         TOTAL ASSETS                                          $101,902     $98,631
                                                               ========     =======

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                             December 31,  June 30,
(dollars in thousands)                                           1999        1999
                                                               --------     -------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                           $  4,334     $ 3,834
    Current portion - long-term debt and capital leases             842         817
    Accrued employee compensation                                 3,850       5,842
    Income taxes payable                                            697         702
    Accrued other expenses                                        2,594       2,404
    Other liabilities and deferred revenue                        1,395       2,038
                                                               --------     -------
         TOTAL CURRENT LIABILITIES                               13,712      15,637

LONG-TERM DEBT AND CAPITAL LEASE
     OBLIGATIONS                                                 28,825      24,854
DEFERRED TAXES PAYABLE                                            1,899       1,910
                                                               --------     -------
          TOTAL LIABILITIES                                      44,436      42,401
                                                               --------     -------
SHAREHOLDERS' EQUITY
      Preferred stock, par value $1.00 per share--
           10,000,000 shares authorized                              --          --
      Common stock, par value $.01 per share--
            50,000,000 shares authorized; issued and
            outstanding 7,208,654 shares at December 31
            and 7,295,526 shares at June 30                          72          73
       Additional paid-in capital                                50,701      51,217
       Retained earnings                                          6,693       4,940
                                                               --------     -------
       TOTAL SHAREHOLDERS' EQUITY                                57,466      56,230
                                                               --------     -------
       TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY                                           $101,902     $98,631
                                                               ========     =======

                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             Three Months Ended     Six Months Ended
                                                                December 31,           December 31,
                                                             ------------------    ------------------
(In thousands, except per share amounts)                      1999       1998       1999       1998
                                                             -------   --------    -------   --------
Revenues:
       Operating revenues                                    $30,565   $ 27,092    $59,488   $ 49,421
       Management fee income                                     957        873      1,813      1,744
                                                             -------   --------    -------   --------
                                            TOTAL REVENUES    31,522     27,965     61,301     51,165
                                                             -------   --------    -------   --------
Operating expenses:
       Employee compensation and benefits                     18,888     17,038     37,841     31,557
       Purchased services and other expenses                   8,719      7,829     17,152     14,790
       Depreciation and amortization                           1,041        806      2,120      1,417
       Related party rent                                         29         29         58         58
                                                             -------   --------    -------   --------
                                  TOTAL OPERATING EXPENSES    28,677     25,702     57,171     47,822
                                                             -------   --------    -------   --------
Income from operations                                         2,845      2,263      4,130      3,343
Other (income) expense:
       Interest expense                                          559        370      1,058        618
       Other                                                      59        (91)        50       (362)
                                                             -------   --------    -------   --------
                         TOTAL OTHER (INCOME) EXPENSE NET        618        279      1,108        256
                                                             -------   --------    -------   --------
Income before income taxes and cumulative
    effect of accounting change                                2,227      1,984      3,022      3,087
Provision for income taxes                                       935        784      1,269      1,219
                                                             -------   --------    -------   --------
Income before cumulative effect of accounting change           1,292      1,200      1,753      1,868

Cumulative effect of accounting change, net of
    income tax benefit of $12 in 1998                             --         --         --         20
                                                             -------   --------    -------   --------
                                                NET INCOME   $ 1,292   $  1,200    $ 1,753   $  1,848
                                                             =======   ========    =======   ========
Basic earnings per common share:
    Before cumulative effect of accounting change            $  0.18   $   0.16    $  0.24   $   0.25
    Cumulative effect of accounting change                        --         --         --         --
                                                             -------   --------    -------   --------
                                                NET INCOME   $  0.18   $   0.16    $  0.24   $   0.25
                                                             =======   ========    =======   ========
Diluted earnings per common share:
    Before cumulative effect of accounting change            $  0.18   $   0.16    $  0.24   $   0.24
    Cumulative effect of accounting change                        --         --         --         --
                                                             -------   --------    -------   --------
                                                NET INCOME   $  0.18   $   0.16    $  0.24   $   0.24
                                                             =======   ========    =======   ========

                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  Six Months Ended
                                                                     December 31,
                                                                ---------------------
(in thousands)                                                   1999          1998
                                                                -------      --------
OPERATING ACTIVITIES
       Net income                                               $ 1,753      $  1,848
       Adjustments to reconcile net income to net cash
               used by operating activities:
             Depreciation                                         1,641         1,221
             Amortization                                           479           196
             Provision for bad debts                                482           372
             Other                                                   30            25
Changes in operating assets and liabilities, net of effects
       from acquisitions in 1998:
       Accounts receivable                                       (6,263)       (3,122)
       Prepaid expenses                                            (356)         (454)
       Other current assets                                         163            38
       Accounts payable                                             500           631
       Accrued employee compensation                             (1,992)       (3,002)
       Accrued other expenses                                       191          (593)
       Income taxes payable                                          (5)         (429)
       Other liabilities                                           (643)        1,440
                                                                -------      --------
NET CASH USED BY OPERATING ACTIVITIES                            (4,020)       (1,829)
INVESTING ACTIVITIES
       Purchase of Ameris                                            --       (12,499)
       Purchase of Somerset                                          --        (8,175)
       Collection (purchase) of note receivable                   2,500        (2,500)
       Purchase of property and equipment                        (2,603)       (1,234)
       Proceeds from sale of property and equipment                 635            --
       Decrease (increase) in other assets                           26          (799)
                                                                -------      --------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                $   558      $(25,207)
                                                                -------      --------

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                  Six Months Ended
                                                                     December 31,
                                                                ---------------------
(in thousands)                                                   1999          1998
                                                                -------      --------
FINANCING ACTIVITIES
       Principal payments on revolving lines of credit, long-
           term borrowings and capital lease obligations        $(4,202)     $(18,242)
       Proceeds from revolving lines of credit and long-term
           borrowings                                             8,200        32,571
       Common stock repurchased                                    (622)       (6,263)
       Proceeds from issuance of common stock, net                  105             3
       Stock registration costs                                      --           (31)
                                                                -------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         3,481         8,038
                                                                -------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     19       (18,998)
       Cash and cash equivalents at beginning of period           1,774        20,067
                                                                -------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 1,793      $  1,069
                                                                =======      ========

                See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                December 31, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, the Company's prior fiscal year end.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                        Three Months Ended          Six Months Ended
                                           December 31,                December 31,
                                    -------------------------   -------------------------
                                       1999          1998          1999          1998
                                    -----------   -----------   -----------   -----------
BASIC:

Average shares outstanding            7,271,000     7,341,000     7,277,000     7,520,000
                                    ===========   ===========   ===========   ===========
Net income                          $ 1,292,000   $ 1,200,000   $ 1,753,000   $ 1,848,000
                                    ===========   ===========   ===========   ===========
Per share amount                    $      0.18   $      0.16   $      0.24   $      0.25
                                    ===========   ===========   ===========   ===========
DILUTED:

Average shares outstanding            7,271,000     7,341,000     7,277,000     7,520,000

     Net effect of dilutive stock
     options and warrants                70,000       173,000        75,000       152,000
                                    -----------   -----------   -----------   -----------
            TOTAL                     7,341,000     7,514,000     7,352,000     7,672,000
                                    ===========   ===========   ===========   ===========
Net income                          $ 1,292,000   $ 1,200,000   $ 1,753,000   $ 1,848,000
                                    ===========   ===========   ===========   ===========
Per share amount                    $      0.18   $      0.16   $      0.24   $      0.24
                                    ===========   ===========   ===========   ===========

NOTE E -- ACQUISITIONS

In December 1998, the Company acquired Somerset, Inc. ("Somerset"), the operator of a 200-seat educational day treatment program located in southern California. Consideration for this transaction consisted of approximately $8.2 million in cash and $2.4 million in notes payable. This transaction has been accounted for as a purchase. Pro forma results of operations for the six months ended December 31, 1998, as if the acquisition had occurred on July 1, 1998, would not differ materially from reported amounts.

In September 1998, the Company acquired Ameris Health Systems, Inc. ("Ameris") for net consideration of approximately $12.5 million in cash. Ameris, through its wholly-owned subsidiary, American Clinical Schools, Inc., operates residential juvenile sex offender programs in Tennessee, Alabama and Pennsylvania with an aggregate capacity of 228 licensed beds. This transaction has been accounted for as a purchase. Pursuant to this transaction, the Company also purchased a note receivable for $2.5 million which was collected during the first quarter of fiscal 2000. Pro forma results of operations for the six months ended December 31, 1998, as if the acquisition had occurred on July 1, 1998, would not differ materially from reported amounts. Cost in excess of net assets acquired totaled approximately $13.1 million for the Ameris and Somerset acquisitions, and is being amortized over fifteen years.

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

General

As of December 31, 1999, the Company was providing education, treatment and juvenile justice services to approximately 3,800 at risk and troubled youth either directly or through management contracts. It currently offers these services through the operation and management of nonresidential specialized education programs and day treatment programs and both open and secured residential treatment centers in 14 states. These services are provided directly or through the Company's revenue based management contracts. Revenues are recognized as services are rendered. The Company's non-residential programs, which historically have generated higher operating margins than the Company's residential facilities, generally receive revenues based on per diem rates. The Company's residential facilities generally receive revenues under either fixed fee contracts, at per diem rates or on a cost reimbursed basis.

In September 1998, the Company acquired Ameris Health Systems which, through its wholly-owned subsidiary, American Clinical Schools, Inc., operates residential juvenile sex offender programs in Tennessee, Alabama and Pennsylvania with an aggregate capacity of 228 licensed beds.

In December 1998, the Company acquired Somerset, Inc., the operator of a 200-seat educational day treatment program located in southern California.

The Company completed the repurchase of shares of its common stock under its 1 million share buyback program in January 2000. The program, approved in August 1998, was completed at an average price of $8.00 per share.

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

As of December 31, 1999, the Company was providing consulting, management and marketing services to Helicon at 12 programs. In addition, Helicon also leases three facilities owned by the Company to operate its programs. Pursuant to the Helicon Agreement, which expires September 2004, the Company is entitled to receive for these services management fee income in an amount equal to 6% of the monthly gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. The Company has also guaranteed Helicon's obligations under a bank line of credit in the amount of $1,500,000. See "-Liquidity and Capital Resources."

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

Other (income) expense includes income and expense items classified as non-operating, including interest income and gains and losses on disposition of fixed assets.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to the Company's total revenues of certain items in the Company's statements of income:

                                                    Three Months Ended  Six Months Ended
                                                       December 31,       December 31,
                                                      ---------------    ---------------
                                                       1999     1998      1999     1998
                                                      ------   ------    ------   ------
Operating revenues                                      97.0%    96.9%     97.0%    96.6%
Management fee income                                    3.0      3.1       3.0      3.4
                                                      ------   ------    ------   ------
                                     TOTAL REVENUES    100.0    100.0     100.0    100.0
                                                      ------   ------    ------   ------
Employee compensation and benefits                      59.9     60.9      61.7     61.7
Purchased services and other expenses                   27.7     28.0      27.9     28.9
Depreciation and amortization                            3.3      2.9       3.5      2.8
Related party rent                                       0.1      0.1       0.1      0.1
                                                      ------   ------    ------   ------
                           TOTAL OPERATING EXPENSES     91.0     91.9      93.2     93.5
                                                      ------   ------    ------   ------
Income from operations                                   9.0      8.1       6.8      6.5
Other (income) expense:
       Interest expense                                  1.8      1.3       1.7      1.2
       Other                                             0.1     (0.3)      0.1     (0.7)
Provision for income taxes                               3.0      2.8       2.1      2.4
Cumulative effect of accounting change                    --       --        --       --
                                                      ------   ------    ------   ------
                                         NET INCOME      4.1%     4.3%      2.9%     3.6%
                                                      ======   ======    ======   ======


Three Months Ended December 31, 1999 versus December 31, 1998

Operating revenues for the three months ended December 31, 1999 increased $3,473,000, or 12.8%, to $30,565,000 as compared to $27,092,000 for the three months ended December 31, 1998. Approximately $2,260,000 of the increase in operating revenues is attributable to entities acquired. The remainder of the increase is due to increased utilization in certain programs and revenues from new programs, offset by the September 1999 termination of the Eufaula, Alabama contract.

Management fee income increased $84,000 for the three months ended December 31, 1999 to $957,000 from $873,000 for the three month period ended December 31, 1998. Management fee income recognized under the Helicon Agreement for the three months ended December 31, 1999 decreased $11,000 to $324,000 from $335,000 for the three months ended December 31, 1998.

Total revenues for the three months ended December 31, 1999 increased $3,557,000, or 12.7%, to $31,522,000 as compared to $27,965,000 for the three months ended December 31, 1998 as a result of the factors described above.

Employee compensation and benefits for the three months ended December 31, 1999 increased $1,850,000, or 10.9%, to $18,888,000, as compared to $17,038,000 for the three months ended December 31, 1998. As a percentage of total revenues, employee compensation and benefits decreased from 60.9% for the three months ended December 31, 1998 to 59.9% for the three months ended December 31, 1999. The increase in employee compensation and benefits over the same period in the prior year results primarily from the Company's growth. The decrease in employee compensation and benefits as a percent of revenue over the same period in the prior year results from increased utilization at certain facilities and from the effect of lower start-up expenses in the current fiscal quarter versus the same quarter last year.

Purchased services and other expenses for the three months ended December 31, 1999 increased $890,000, or 11.4%, to $8,719,000, as compared to $7,829,000 for the three months ended December 31, 1998. As a percentage of total revenues, purchased services and other expenses decreased to 27.7% for the three months ended December 31, 1999 from 28.0% for the three months ended December 31, 1998. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth.

Depreciation and amortization for the three months ended December 31, 1999 increased $235,000, or 29.2%, to $1,041,000 as compared to $806,000 for the three months ended December 31, 1998. The increase in depreciation and amortization compared to the same period in the prior year is primarily attributable to the Company's acquisitions.

Income from operations for the three months ended December 31, 1999 increased $582,000, or 25.7%, to $2,845,000 as compared to $2,263,000 for the three months ended December 31, 1998, and increased as a percentage of total revenues to 9.0% for the three months ended December 31, 1999 from 8.1% for the three months ended December 31, 1998 as a result of the factors described above.

Interest expense for the three months ended December 31, 1999 increased $189,000 to $559,000 as compared to $370,000 for the three months ended December 31, 1998. The increase in interest expense over the same period in the prior year is attributed principally to debt incurred pursuant to acquisitions.

Other (income) expense was expense of $59,000 for the three months ended December 31, 1999 as compared to income of $91,000 for the three months ended December 31, 1998. The change versus the same period in the prior year is attributable primarily to a decrease in interest income as a result of the Company's share buyback program and acquisitions.

Provision for income tax expense for the three months ended December 31, 1999 increased $151,000 to $935,000 from $784,000 for the three months ended December 31, 1998. The increase in provision for income tax expense compared to the same period in the prior year results from the increase in the Company's taxable income and from an increase in the Company's effective tax rate due primarily to non-deductible goodwill amortization associated with fiscal 1999 acquisitions.

Six Months Ended December 31, 1999 versus December 31, 1998

Operating revenues for the six months ended December 31, 1999 increased $10,067,000 or 20.4%, to $59,488,000 as compared to $49,421,000 for the six months ended December 31, 1998. Approximately $6,680,000 of the increase in operating revenues is attributable to entities acquired during fiscal 1999. The increase is also due to increased utilization in certain programs along with the opening of new programs, offset by the September 1999 termination of the Eufaula, Alabama contract.

Management fee income increased $69,000 for the six months ended December 31, 1999 to $1,813,000 from $1,744,000 for the six month period ended December 31, 1998. Management fee income recognized under the Helicon Agreement for the six months ended December 31, 1999 decreased $16,000 to $654,000 from $670,000 for the six months ended December 31, 1998.

Total revenues for the six months ended December 31, 1999 increased $10,136,000, or 19.8%, to $61,301,000 as compared to $51,165,000 for the six months ended December 31, 1998 as a result of the factors described above.

Employee compensation and benefits for the six months ended December 31, 1999 increased $6,284,000, or 19.9%, to $37,841,000, as compared to $31,557,000 for the six months ended December 31, 1998. As a percentage of total revenues, employee compensation and benefits was unchanged at 61.7% for both the six months ended December 31, 1999 and the six months ended December 31, 1998. The increase in employee compensation and benefits over the same period in the prior year results primarily from the Company's growth, including acquisitions.

Purchased services and other expenses for the six months ended December 31, 1999 increased $2,362,000, or 16.0%, to $17,152,000, as compared to $14,790,000 for the six months ended December 31, 1998. As a percentage of total revenues, purchased services and other expenses decreased to 27.9% for the six months ended December 31, 1999 from 28.9% for the six months ended December 31, 1998. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth, including acquisitions. The decrease in purchased services and other expenses as a percent of revenue over the same period in the prior year results primarily from the effect of acquired entities, which utilized purchased services and other expenses to a lesser extent than the Company's existing programs.

Depreciation and amortization for the six months ended December 31, 1999 increased $703,000, or 49.6%, to $2,120,000 as compared to $1,417,000 for the six months ended December 31, 1998. The increase in depreciation and amortization compared to the same period in the prior year is primarily attributable to the Company's acquisitions.

Income from operations for the six months ended December 31, 1999 increased $787,000, or 23.5%, to $4,130,000 as compared to $3,343,000 for the six months ended December 31, 1998, and increased as a percentage of total revenues to 6.8% for the six months ended December 31, 1999 from 6.5% for the six months ended December 31, 1998, as a result of the factors described above.

Interest expense for the six months ended December 31, 1999 increased $440,000, or 71.2%, to $1,058,000 as compared to $618,000 for the six months ended December 31, 1998. The increase in interest expense over the same period in the prior year is attributed principally to debt incurred pursuant to acquisitions.

Other (income) expense for the six months ended December 31, 1999 was expense of $50,000 versus income of $362,000 for the six months ended December 31, 1998. The change from the same period in the prior year is attributable primarily to the decrease in interest income as a result of the Company's share buyback program and acquisitions.

Provision for income tax expense for the six months ended December 31, 1999 increased $50,000 to $1,269,000 from $1,219,000 for the six months ended December 31, 1998. The increase results from the increase in the Company's taxable income and from an increase in the Company's effective tax rate due primarily to non-deductible goodwill amortization associated with fiscal 1999 acquisitions.

Liquidity and Capital Resources

Cash used by operating activities for the six months ended December 31, 1999 was $4,020,000 on net income of $1,753,000 as compared to cash used of $1,829,000 on net income of $1,848,000 for the six months ended December 31, 1998. An increase in accounts receivable combined with a decrease in accrued employee compensation were primary factors contributing to the use of cash by operating activities during the fiscal 2000 period. The increase in accounts receivable is the result of a number of factors, including an increase in the Company's revenues and the conversion by the Company to a centralized billing office from local facility billing offices. The Company anticipates that receivables will return to levels more consistent with historical levels prior to the end of the fiscal year. The decrease in accrued employee compensation is the result of differences in normal pay cycles and the payment of annual bonuses. Working capital at December 31, 1999 was $23,200,000, as compared to $17,782,000 at June 30, 1999.

Cash provided by investing activities was $558,000 for the six months ended December 31, 1999 as compared to cash used by investing activities of $25,207,000 for the six months ended December 31, 1998. The change was due primarily to the Ameris and Somerset acquisitions in the first half of fiscal 1999 as compared with the collection of the Ameris note receivable during the first half of fiscal 2000. Capital expenditures for the fiscal 2000 period include approximately $1.3 million used to acquire and improve a 130 acre site in west Tennessee which will house a residential program.

Cash of $3,481,000 was provided by financing activities for the six months ended December 31, 1999, due primarily to borrowings under the Company's credit facility offset by funds used for the repurchase of shares of the Company's Common Stock. Cash of $8,038,000 was provided by financing activities for the six months ended December 31, 1998, due primarily to borrowings under the Company's credit facility, principally for the Somerset acquisition, offset by funds used for the repurchase of shares of the Company's common stock.

The Company has a credit agreement with SunTrust Bank and First American National Bank (jointly "the Lenders"), the term of which extends through December 1, 2001. Under the terms of this agreement, the Lenders have made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $25,000,000. The credit facility bears interest at either (i) the one, two, three or six month LIBOR rate plus an applicable margin, which ranges between .75% and 1.75% and is dependent on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, or (ii) SunTrust Bank's index rate plus an applicable margin, which ranges between .00% and .50%, at the Company's option. The line of credit is secured primarily by the Company's accounts receivable and equipment. At December 31, 1999, the outstanding balance under the line of credit was $12,900,000.

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

Pursuant to the Somerset transaction, the Company issued a note payable to the sellers. This note bears interest at 6%, will amortize fully over the three year period ending December 1, 2001, and is secured by the Company's real estate and improvements purchased pursuant to the Somerset transaction. At December 31, 1999, $779,000 of the note is included in current liabilities and $1,041,000 of the note is included in long-term debt.

Helicon has entered into a $1,500,000 line of credit with First American National Bank. As a condition to this line of credit, the Company agreed to guarantee Helicon's performance under this line of credit. At December 31, 1999, there was $1,275,000 outstanding under Helicon's line of credit.

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

Year 2000

The Year 2000 ("Y2K") issue involves the inability of some computers or microprocessors to correctly handle the century change that occurred at midnight, December 31, 1999. The Company's assessment of potential Y2K problems focused on three areas: (i) the Company's information technology ("IT") systems,
(ii) its non-IT systems, and (iii) its relationships with third parties. To date, the Company has not experienced any meaningful disruption in its primary IT systems or non-IT systems due to Y2K-related problems. To date, the Company has incurred no material expenses related to the Y2K compliance of its IT and non-IT systems.

Regarding its relationships with third parties, the Company has contacted all material payors in an attempt to assess the effect of any Y2K issues that may arise. The Company has not encountered any material problems attributed to non-compliant payors at this time. Despite efforts that the Company may make in this regard, there can be no assurance that the systems of other entities with whom it does business are compliant.

The Company believes that its most likely worst case Y2K scenario is that some of its material third party payors are not Y2K compliant and will have difficulty processing and paying the Company's bills, which could affect the Company's cash flows. The Company has implemented a contingency plan to address this scenario by increasing its available line of credit. The Company expects to continue to assess this contingency plan.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 1999, the Company had only cash equivalents, invested in high grade, very short term securities, which are not typically subject to material market risk. The Company has outstanding loans at both fixed and variable rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. For loans with variable interest rates, a hypothetical 10% change in interest rates would have an immaterial impact on the Company's future earnings, cash flows and fair values related to these instruments.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Shareholders on November 17, 1999 (the "Annual Meeting"). At the Annual Meeting, the shareholders of the Company voted to elect six directors, William J Ballard, Amy S. Harrison, Martha A. Petrey, Ph.D., Thomas B. Clark, Joseph A. Fernandez, Ed.D., and David L. Warnock for one-year terms and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and against/withheld with respect to each of the nominees for director:

         Nominee                               For               Against/Withheld
         ------------------------           ---------            ----------------
         William J Ballard                  5,099,731                  517,957
         Amy S. Harrison                    5,099,731                  517,957
         Martha A. Petrey, Ph.D.            5,099,731                  517,957
         Thomas B. Clark                    5,099,931                  517,757
         Joseph A. Fernandez, Ed.D.         5,099,931                  517,757
         David L. Warnock                   5,127,931                  489,757

The shareholders of the Company also voted to ratify the selection of Ernst & Young LLP as the Company's independent auditors for the 2000 fiscal year. The selection of the Company's auditors was ratified with 5,604,600 votes cast for ratification and 13,088 votes cast against ratification or withheld.

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


                                       CHILDREN'S COMPREHENSIVE SERVICES, INC.
                                                   (Registrant)



Date:    February 14, 2000          /s/  WILLIAM J BALLARD
                                    --------------------------------------------
                                         William J Ballard
                                         Chairman and Chief Executive Officer



Date:    February 14, 2000          /s/  DONALD B. WHITFIELD
                                    --------------------------------------------
                                         Donald B. Whitfield
                                         Vice President of Finance, Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)