Form 10-Q
period 2000-03-31
CHILDRENS COMPREHENSIVE SERVICES INC
filed 2000-05-15
CIK 816247

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(MARK ONE)                          FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

                         Commission File Number 0-16162

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                          62-1240866
-------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

3401 West End Ave., Suite 400, Nashville, Tennessee              37203
---------------------------------------------------      ----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (615) 250-0000
                                                      -------------

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

Common Stock, $ .01 Par Value, outstanding at May 5, 2000 - 7,171,188 shares.

                                      INDEX

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                                   Page
                                                                                  Number
                                                                                  ------

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

           Consolidated Balance Sheets--March 31, 2000
           and June 30, 1999.........................................................3

           Consolidated Statements of Income--
           Three and nine month periods ended March 31, 2000 and 1999................5

           Consolidated Statements of Cash Flows--
           Nine months ended March 31, 2000 and 1999.................................6

           Notes to Consolidated Financial Statements--
           March 31, 2000............................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations....................................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................19

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...........................................20



SIGNATURES..........................................................................21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                           March 31,      June 30,
(dollars in thousands)                                       2000           1999
                                                           ---------      --------
                                                          (unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                 $ 3,752        $ 1,774
  Accounts receivable, net of allowance for doubtful
    accounts of $4,239 at March 31 and $1,952 at
    June 30                                                  27,097         24,692
  Prepaid expenses                                            1,041          1,063
  Deferred income taxes                                       1,212          1,212
  Other current assets                                        2,810          4,678
                                                            -------        -------

    TOTAL CURRENT ASSETS                                     35,912         33,419

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $11,494 at March 31
    and $10,570 at June 30                                   48,237         50,811

COST IN EXCESS OF NET ASSETS ACQUIRED, net                   12,713         13,398

OTHER ASSETS AND DEFERRED CHARGES, net                          774          1,003
                                                            -------        -------

    TOTAL ASSETS                                            $97,636        $98,631
                                                            =======        =======

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                            March 31,       June 30,
(dollars in thousands)                                         2000          1999
                                                             -------        -------
                                                           (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                           $ 2,239        $ 3,834
  Current portion - long-term debt and capital leases            855            817
  Accrued employee compensation                                4,361          5,842
  Income taxes payable                                           205            702
  Accrued other expenses                                       4,230          2,404
  Other liabilities and deferred revenue                       1,297          2,038
                                                             -------        -------

       TOTAL CURRENT LIABILITIES                              13,187         15,637

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS                                                 25,107         24,854
DEFERRED TAXES PAYABLE                                         1,898          1,910
                                                             -------        -------

     TOTAL LIABILITIES                                        40,192         42,401
                                                             -------        -------

SHAREHOLDERS' EQUITY
  Preferred stock, par value $1.00 per share--
     10,000,000 shares authorized                                 --             --
  Common stock, par value $.01 per share--
     50,000,000 shares authorized; issued and
     outstanding 7,171,188 shares at March 31
     and 7,295,526 shares at June 30                              72             73
   Additional paid-in capital                                 50,469         51,217
   Retained earnings                                           6,903          4,940
                                                             -------        -------

     TOTAL SHAREHOLDERS' EQUITY                               57,444         56,230
                                                             -------        -------

     TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                                               $97,636        $98,631
                                                             =======        =======


See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                Three Months Ended                Nine Months Ended
                                                                    March 31,                         March 31,
                                                            -------------------------         -----------------------
(in thousands, except per share amounts)                      2000             1999            2000            1999
                                                            --------         --------         -------        --------
Revenues:
   Operating revenues                                       $ 32,360         $ 30,594         $91,848        $ 80,015
   Management fee income                                         664              955           2,477           2,699
                                                            --------         --------         -------        --------
                                         TOTAL REVENUES       33,024           31,549          94,325          82,714
                                                            --------         --------         -------        --------
Operating expenses:
   Employee compensation and benefits                         19,588           19,252          57,429          50,809
   Purchased services and other expenses                       8,885            7,983          26,037          22,773
   Depreciation and amortization                               1,068            1,008           3,188           2,425
   Loss on Helicon receivables and loan guarantee              2,368               --           2,368              --
   Related party rent                                             28               28              86              86
                                                            --------         --------         -------        --------
                               TOTAL OPERATING EXPENSES       31,937           28,271          89,108          76,093
                                                            --------         --------         -------        --------

Income from operations                                         1,087            3,278           5,217           6,621
Other (income) expense:
   Interest expense                                              586              556           1,644           1,174
   Other                                                         (10)             (85)             40            (447)
                                                            --------         --------         -------        --------
                      TOTAL OTHER (INCOME) EXPENSE, NET          576              471           1,684             727
                                                            --------         --------         -------        --------

Income before income taxes and cumulative
   effect of accounting change                                   511            2,807           3,533           5,894
Provision for income taxes                                       301            1,109           1,570           2,328
                                                            --------         --------         -------        --------

Income before cumulative effect of accounting change             210            1,698           1,963           3,566

Cumulative effect of accounting change, net of
   income tax benefit of $12 in 1999                              --               --              --              20
                                                            --------         --------         -------        --------
                                             NET INCOME     $    210         $  1,698         $ 1,963        $  3,546
                                                            ========         ========         =======        ========

Basic earnings per common share:
   Before cumulative effect of accounting change            $   0.03         $   0.23         $  0.27        $   0.47
   Cumulative effect of accounting change                         --               --              --              --
                                                            --------         --------         -------        --------
                                             NET INCOME     $   0.03         $   0.23         $  0.27        $   0.47
                                                            ========         ========         =======        ========
Diluted earnings per common share:
   Before cumulative effect of accounting change            $   0.03         $   0.22         $  0.27        $   0.46
   Cumulative effect of accounting change                         --               --              --              --
                                                            --------         --------         -------        --------
                                             NET INCOME     $   0.03         $   0.22         $  0.27        $   0.46
                                                            ========         ========         =======        ========

See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                         Nine Months Ended
                                                                             March 31,
                                                                     --------------------------
(in thousands)                                                         2000              1999
                                                                     -------           --------
OPERATING ACTIVITIES
    Net income                                                       $ 1,963           $  3,546
    Adjustments to reconcile net income to net cash
        (used) provided by operating activities:
       Depreciation                                                    2,458              1,969
       Amortization                                                      730                456
       Provision for bad debts                                           839                684
       Loss on Helicon receivables and loan guarantee                  2,368                 --
       Other                                                              61                 68
Changes in operating assets and liabilities, net of effects
   from acquisitions in 1999:
   Accounts receivable                                                (4,244)            (4,364)
   Prepaid expenses                                                       22               (281)
   Other current assets                                                 (631)              (811)
   Accounts payable                                                   (1,595)              (103)
   Accrued employee compensation                                      (1,482)              (623)
   Accrued other expenses                                                327                362
   Income taxes payable                                                 (497)                37
   Other liabilities                                                    (742)               774
                                                                     -------           --------
NET CASH (USED) PROVIDED BY OPERATING
    ACTIVITIES                                                          (423)             1,714
INVESTING ACTIVITIES
   Purchase of Ameris Health Systems, Inc.                                --            (12,499)
   Purchase of Somerset, Inc.                                             --             (8,175)
   Sale of assets of CCS/Bay County                                    3,637                 --
   Collection (purchase) of note receivable                            2,500             (2,500)
   Purchase of property and equipment                                 (3,978)            (3,079)
   Proceeds from sale of property and equipment                          635                 --
   Decrease (increase) in other assets                                    64               (728)
                                                                     -------           --------
NET CASH PROVIDED (USED) BY INVESTING
    ACTIVITIES                                                       $ 2,858           $(26,981)
                                                                     -------           --------

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)


                                                                       Nine Months Ended
                                                                           March 31,
                                                                   --------------------------
(in thousands)                                                       2000              1999
                                                                   -------           --------
FINANCING ACTIVITIES
   Principal payments on revolving lines of credit, long-
     term borrowings and capital lease obligations                 $(9,607)          $(21,736)
   Proceeds from revolving lines of credit and long-term
     borrowings                                                      9,900             34,471
   Common stock repurchased                                           (887)            (6,263)
   Proceeds from issuance of common stock, net                         137                389
   Stock registration costs                                             --                (68)
                                                                   -------           --------
NET CASH (USED) PROVIDED BY FINANCING
     ACTIVITIES                                                       (457)             6,793
                                                                   -------           --------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                       1,978            (18,474)
   Cash and cash equivalents at beginning of period                  1,774             20,067
                                                                   -------           --------
CASH AND CASH EQUIVALENTS AT END OF
     PERIOD                                                        $ 3,752           $  1,593
                                                                   =======           ========


See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2000

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, the Company's prior fiscal year end.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Subsequently, SFAS No. 137 was issued, deferring the effective date of SFAS No. 133 for one year. This Statement requires all derivative financial instruments to be recorded on the balance sheet at fair value. This results in the offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives not meeting the Statement's hedge criteria are included in income. The Company expects to adopt the new Statement July 1, 2000. The Company does not expect the adoption of this Statement to have a material effect on its results of operations or financial position.

NOTE D -- EARNINGS PER COMMON SHARE

The computation of basic net income per common share is based on the weighted average number of shares outstanding. Diluted net income per common share includes the effect of common stock equivalents, consisting of dilutive stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share:

                                         Three Months Ended             Nine Months Ended
                                             March 31,                        March 31,
                                     --------------------------      --------------------------
                                        2000            1999            2000            1999
                                     ----------      ----------      ----------      ----------
BASIC:

Average shares outstanding            7,164,000       7,378,000       7,240,000       7,473,000
                                     ==========      ==========      ==========      ==========

Net income                           $  210,000      $1,698,000      $1,963,000      $3,546,000
                                     ==========      ==========      ==========      ==========

Per share amount                     $     0.03      $     0.23      $     0.27      $     0.47
                                     ==========      ==========      ==========      ==========

DILUTED:

Average shares outstanding            7,164,000       7,378,000       7,240,000       7,473,000

   Net effect of dilutive stock
   options and warrants                  26,000         176,000          58,000         161,000
                                     ----------      ----------      ----------      ----------

       TOTAL                          7,190,000       7,554,000       7,298,000       7,634,000
                                     ==========      ==========      ==========      ==========

Net income                           $  210,000      $1,698,000      $1,963,000      $3,546,000
                                     ==========      ==========      ==========      ==========

Per share amount                     $     0.03      $     0.22      $     0.27      $     0.46
                                     ==========      ==========      ==========      ==========

NOTE E - ACQUISITIONS AND DIVESTITURES

In March 2000, the Company sold the tangible assets of CCS/Bay County in Bay County, Florida for approximately $3.8 million. Net proceeds from this transaction of approximately $3.6 million approximated the carrying value of the assets sold. For the nine months ended March 31, 2000, these assets generated an immaterial operating loss on net revenues of approximately $5 million.

In December 1998, the Company acquired Somerset, Inc. ("Somerset"), the operator of a 200-seat educational day treatment program located in southern California. Consideration for this transaction consisted of approximately $8.2 million in cash and $2.4 million in notes payable. This transaction has been accounted for as a purchase. Pro forma results of operations for the nine months ended March 31, 1999, as if the acquisition had occurred on July 1, 1998, would not differ materially from reported amounts.

In September 1998, the Company acquired Ameris Health Systems, Inc. ("Ameris") for net consideration of approximately $12.5 million in cash. Ameris, through its wholly-owned subsidiary, American Clinical Schools, Inc., operates residential juvenile sex offender programs in Tennessee, Alabama and Pennsylvania with an aggregate capacity of 228 licensed beds. This transaction has been accounted for as a purchase. Pursuant to this transaction, the Company also purchased a note receivable for $2.5 million which was collected during the first quarter of fiscal 2000. Pro forma results of operations for the nine months ended March 31, 1999, as if the acquisition had occurred on July 1, 1998, would not differ materially from reported amounts. Cost in excess of net assets acquired totaled approximately $13.1 million for the Ameris and Somerset acquisitions, and is being amortized over fifteen years.

NOTE F - HELICON

A licensing investigation of the residential treatment program at the Helicon Youth Center (the "HYC") in Riverside County, California by Community Care Licensing ("CCL"), a division of California's Department of Social Services led to an unexpected and substantial decline in the census of the HYC during the quarter ended March 31, 2000. This decline occurred due primarily to the cessation of referrals to the HYC by Riverside County. The Company announced on April 25, 2000 that Helicon had signed a settlement agreement (the "Agreement") with CCL. Under the Agreement, Helicon's license to operate the residential treatment program at the HYC has been disciplined for a period of two years. Due primarily to the decline in census at the HYC, and at the related group homes, Helicon revenues generated by these programs were below expectation during the third quarter. With Helicon's fourth quarter revenues also projected to be well below expectation, the Company has established a reserve for its accounts receivable arising from its management services to, and lease arrangements with, Helicon, as well as for its guarantee of Helicon's $1,500,000 bank line of credit. This reserve has resulted in a nonrecurring charge of $2,368,000 to the Company's financial results for its fiscal quarter ended March 31, 2000. In addition to the nonrecurring charge, third quarter income was negatively impacted due to the census reduction at the HYC and group homes which limited Helicon's ability to pay the Company management fees and rents. The decline also affected the performance of the educational day treatment program that the Company operates at the HYC.

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

General

As of March 31, 2000, the Company was providing education, treatment and juvenile justice services to approximately 3,800 at risk and troubled youth either directly or through management contracts. It currently offers these services through the operation and management of nonresidential specialized education programs and day treatment programs and both open and secured residential treatment centers in 14 states. These services are provided directly or through the Company's revenue based management contracts. Revenues are recognized as services are rendered. The Company's non-residential programs, which historically have generated higher operating margins than the Company's residential facilities, generally receive revenues based on per diem rates. The Company's residential facilities generally receive revenues under either fixed fee contracts, at per diem rates or on a cost reimbursed basis.

In September 1998, the Company acquired Ameris Health Systems, Inc. which, through its wholly-owned subsidiary, American Clinical Schools, Inc., operates residential juvenile sex offender programs in Tennessee, Alabama and Pennsylvania with an aggregate capacity of 228 licensed beds.

In December 1998, the Company acquired Somerset, Inc., the operator of a 200-seat educational day treatment program located in southern California.

In March 2000, the Company sold the tangible assets of CCS/Bay County in Bay County, Florida. For the nine months ended March 31, 2000, these assets generated an immaterial operating loss on net revenues of approximately $5 million.

The Company receives management fee income from services provided to third parties, including medical/surgical facilities, community mental health centers and other behavioral health providers, for management of day treatment programs, residential treatment centers, behavioral units in medical/surgical facilities and free-standing behavioral facilities. The Company is also entitled to receive management fee income from Helicon, Incorporated ("Helicon"), a Section 501(c)(3) not-for-profit corporation, for consulting, management and marketing services rendered pursuant to a Consulting and Marketing Agreement by and between Helicon and the Company (the "Helicon

Agreement"). As of March 31, 2000, the Company was providing consulting, management and marketing services to Helicon at 12 programs. In addition, Helicon also leases three facilities owned by the Company to operate its programs. Pursuant to the Helicon Agreement, which expires September 2004, the Company is entitled to receive for these services management fee income in an amount equal to 6% of the monthly gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. The Company has also guaranteed Helicon's obligations under a bank line of credit in the amount of $1,500,000. See "Helicon" and "Liquidity and Capital Resources."

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

Helicon

A licensing investigation of the residential treatment program at the Helicon Youth Center (the "HYC") in Riverside County, California by Community Care Licensing ("CCL"), a division of California's Department of Social Services, led to an unexpected and substantial decline in the census of the HYC during the quarter ended March 31, 2000. This decline occurred due primarily to the cessation of referrals to the HYC by Riverside County. The Company announced on April 25, 2000 that Helicon had signed a settlement agreement (the "Agreement") with CCL. Under the Agreement, Helicon's license to operate the residential treatment program at the HYC has been disciplined for a period of two years. During this period, Helicon must not only comply with CCL regulations regarding the operation of group homes, but also with certain other operating criteria imposed by CCL. Should the HYC commit substantial or continuing violations of the Agreement, CCL could take actions resulting in a temporary suspension or forfeiture of its license to operate. As a result of the Agreement, Riverside County placing agencies have resumed referring at-risk youth to the program.

Due primarily to the decline in census at the HYC, and at the related group homes, Helicon revenues generated by these programs were below expectation during the third quarter by approximately $1.1 million. With Helicon's fourth quarter revenues also projected to be well below expectation, the Company has established a reserve for its accounts receivable arising from its management services to, and lease arrangements with, Helicon, as well as for its anticipated funding of its guarantee of Helicon's $1,500,000 bank line of credit. This reserve has resulted in a nonrecurring charge of $2,368,000 ($1,373,000, or $0.19 per diluted share, after tax) to the Company's financial results during its fiscal quarter ended March 31, 2000. In addition to the nonrecurring charge, third quarter income was negatively impacted by approximately $.06 per diluted share due to the census reduction at the HYC and group homes which limited Helicon's ability to pay the Company management fees and rents. The decline also affected the performance of the educational day treatment program that the Company operates at the HYC.

On a going forward basis, the Company anticipates that the HYC will be limited in its ability to pay both rent and management fees. Fourth quarter operating results will also be impacted by reduced census at the educational day treatment program operated at the HYC by the Company. As a result, the Company currently expects fourth quarter results to be negatively impacted by approximately $0.04 to $0.05 per diluted share. On an annualized basis, after stabilization of the HYC census, the ongoing negative impact on the Company's results from the inability of the HYC to fully pay rent and management fees may approximate $0.10 per diluted share.

The HYC is located on land that is owned by, and leased from, Riverside County. In the event that HYC were to lose its license and be unable to provide services, Riverside County could assert a claim to the Helicon facility without compensating the Company. However, the Company would seek to satisfy the lease's requirements by requesting permission from Riverside County to sublease the HYC to a qualified provider of similar services. Should the license be lost, subleasing denied or no qualified provider secured, the Company would then be forced to write off the value of the facility, which was carried at approximately $6.3 million on its balance sheet as of March 31, 2000.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to the Company's total revenues of certain items in the Company's statements of income:

                                                             Three Months Ended             Nine Months Ended
                                                                  March 31,                     March 31,
                                                        ---------------------------    ---------------------------
                                                            2000            1999           2000           1999
                                                        ----------      -----------    ------------    ----------
Operating revenues                                            98.0%            97.0%           97.4%         96.7%
Management fee income                                          2.0              3.0             2.6           3.3
                                                        ----------      -----------    ------------    ----------
                                       TOTAL REVENUES        100.0            100.0           100.0         100.0
                                                        ----------      -----------    ------------    ----------
Employee compensation and benefits                            59.3             61.0            60.9          61.4
Purchased services and other expenses                         26.9             25.3            27.6          27.6
Depreciation and amortization                                  3.2              3.2             3.4           2.9
Loss on Helicon receivables and loan guarantee                 7.2                -             2.5             -
Related party rent                                             0.1              0.1             0.1           0.1
                                                        ----------      -----------    ------------    ----------
                             TOTAL OPERATING EXPENSES         96.7             89.6            94.5          92.0
                                                        ----------      -----------    ------------    ----------
Income from operations                                         3.3             10.4             5.5           8.0
Other (income) expense:
       Interest expense                                        1.8              1.8             1.7           1.4
       Other                                                     -             (0.3)              -          (0.5)
Provision for income taxes                                     0.9              3.5             1.7           2.8
Cumulative effect of accounting change                           -                -               -             -
                                                        ----------      -----------    ------------    ----------

                                           NET INCOME          0.6%             5.4%            2.1%          4.3%
                                                        ==========      ===========    ============    ==========



Three Months Ended March 31, 2000 versus March 31, 1999

Operating revenues for the three months ended March 31, 2000 increased $1,766,000, or 5.8%, to $32,360,000 as compared to $30,594,000 for the three months ended March 31, 1999. The increase is primarily due to increased utilization in certain programs and revenues from new programs, including $873,000 from the Company's Pennsylvania operations which were acquired prior to their start-up, offset by the September 1999 termination of the Eufaula, Alabama contract and lease income from Helicon which was not recognized for the quarter ended March 31, 2000. See "Helicon."

Management fee income decreased $291,000 for the three months ended March 31, 2000 to $664,000 from $955,000 for the three month period ended March 31, 1999. The Company recognized no management fee income under the Helicon Agreement for the three months ended March 31, 2000 versus $340,000 for the three months ended March 31, 1999. See "Helicon."

Total revenues for the three months ended March 31, 2000 increased $1,475,000, or 4.7%, to $33,024,000 as compared to $31,549,000 for the three months ended March 31, 1999 as a result of the factors described above.

Employee compensation and benefits for the three months ended March 31, 2000 increased $336,000, or 1.8%, to $19,588,000, as compared to $19,252,000 for the three months ended March 31, 1999. As a percentage of total revenues, employee compensation and benefits decreased from 61.0% for the three months ended March 31, 1999 to 59.3% for the three months ended March 31, 2000. The increase in employee compensation and benefits over the same period in the prior year results primarily from the Company's growth. The decrease in employee compensation and benefits as a percent of revenue over the same period in the prior year results from increased utilization at certain facilities and from the effect of lower start-up expenses in the current fiscal quarter versus the same quarter last year.

Purchased services and other expenses for the three months ended March 31, 2000 increased $902,000, or 11.3%, to $8,885,000, as compared to $7,983,000 for the three months ended March 31, 1999. As a percentage of total revenues, purchased services and other expenses increased to 26.9% for the three months ended March 31, 2000 from 25.3% for the three months ended March 31, 1999. The increase in purchased services and other expenses over the same period in the prior year is primarily a result of the Company's growth.

During the fiscal 2000 period, the Company incurred a loss on Helicon accounts receivable and loan guarantee in the amount of $2,368,000. See "Helicon."

Depreciation and amortization for the three months ended March 31, 2000 increased $60,000, or 6.0%, to $1,068,000 as compared to $1,008,000 for the three months ended March 31, 1999. The increase in depreciation and amortization compared to the same period in the prior year is primarily attributable to a net increase in the Company's property and equipment.

Income from operations for the three months ended March 31, 2000 decreased $2,191,000, or 66.8%, to $1,087,000 as compared to $3,278,000 for the three months ended March 31, 1999, and decreased as a percentage of total revenues to 3.3% for the three months ended March 31, 2000 from 10.4% for the three months ended March 31, 1999 as a result of the factors described above. See "Helicon."

Interest expense for the three months ended March 31, 2000 increased $30,000 to $586,000 as compared to $556,000 for the three months ended March 31, 1999. The increase in interest expense over the same period in the prior year is attributed principally to an increase in the Company's effective interest rate.

Other (income) expense was income of $10,000 for the three months ended March 31, 2000 as compared to income of $85,000 for the three months ended March 31, 1999. The change versus the same period in the prior year is attributable primarily to a decrease in interest income.

Provision for income tax expense for the three months ended March 31, 2000 decreased $808,000 to $301,000 from $1,109,000 for the three months ended March 31, 1999. The decrease in provision for income tax expense compared to the same period in the prior year results from the decrease in the Company's taxable income offset by an increase in the Company's effective tax rate due primarily to non-deductible goodwill amortization associated with fiscal 1999 acquisitions.

Nine months Ended March 31, 2000 versus March 31, 1999

Operating revenues for the nine months ended March 31, 2000 increased $11,833,000 or 14.8%, to $91,848,000 as compared to $80,015,000 for the nine months ended March 31, 1999. Approximately $7,555,000 of the increase in operating revenues is attributable to entities acquired during fiscal 1999, including the Pennsylvania operations which were acquired prior to their start-up. The increase is also due to increased utilization in certain programs and the opening of new programs, offset by the September 1999 termination of the Eufaula, Alabama contract.

Management fee income decreased $222,000 for the nine months ended March 31, 2000 to $2,477,000 from $2,699,000 for the nine month period ended March 31, 1999. Management fee income recognized under the Helicon Agreement for the nine months ended March 31, 2000 decreased $356,000 to $654,000 from $1,010,000 for the nine months ended March 31, 1999, primarily as a result of the Company's not recognizing any management fee income from Helicon in the third quarter of fiscal 2000. See "Helicon".

Total revenues for the nine months ended March 31, 2000 increased $11,611,000, or 14.0%, to $94,325,000 as compared to $82,714,000 for the nine months ended March 31, 1999 as a result of the factors described above.

Employee compensation and benefits for the nine months ended March 31, 2000 increased $6,620,000, or 13.0%, to $57,429,000, as compared to $50,809,000 for the nine months ended March 31, 1999. As a percentage of total revenues, employee compensation and benefits decreased to 60.9% for the nine months ended March 31, 2000 as compared to 61.4% for the nine months ended March 31, 1999. The increase in employee compensation and benefits over the same period in the prior year results primarily from the Company's growth, including acquisitions. The decrease in employee compensation and benefits as a percent of revenue over the same period in the prior year results from increased utilization at certain facilities and from the effect of lower start-up expenses in the current fiscal period versus the same period last year.

Purchased services and other expenses for the nine months ended March 31, 2000 increased $3,264,000, or 14.3%, to $26,037,000, as compared to $22,773,000 for the nine months ended March 31, 1999. As a percentage of total revenues, purchased services and other expenses was unchanged at 27.6% for the nine months ended March 31, 2000 and March 31, 1999. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth, including acquisitions.

During the fiscal 2000 period, the Company incurred a loss on Helicon accounts receivable and loan guarantee in the amount of $2,368,000. See "Helicon."

Depreciation and amortization for the nine months ended March 31, 2000 increased $763,000, or 31.5%, to $3,188,000 as compared to $2,425,000 for the nine months ended March 31, 1999. The increase in depreciation and amortization compared to the same period in the prior year is primarily attributable to the Company's fiscal 1999 acquisitions as well as to other additions to property and equipment.

Income from operations for the nine months ended March 31, 2000 decreased $1,404,000, or 21.2%, to $5,217,000 as compared to $6,621,000 for the nine months ended March 31, 1999, and decreased as a percentage of total revenues to 5.5% for the nine months ended March 31, 2000 from 8.0% for the nine months ended March 31, 1999, as a result of the factors described above. See "Helicon."

Interest expense for the nine months ended March 31, 2000 increased $470,000, or 40.0%, to $1,644,000 as compared to $1,174,000 for the nine months ended March 31, 1999. The increase in interest expense over the same period in the prior year is attributed principally to debt incurred pursuant to acquisitions.

Other (income) expense for the nine months ended March 31, 2000 was expense of $40,000 versus income of $447,000 for the nine months ended March 31, 1999. The change from the same period in the prior year is attributable to a decrease in interest income as a result of a decrease in cash available for investment following the Company's share buyback program and acquisitions, as well as income from the note receivable purchased during fiscal 1999 which was repaid in fiscal 2000.

Provision for income tax expense for the nine months ended March 31, 2000 decreased $758,000 to $1,570,000 from $2,328,000 for the nine months ended March 31, 1999. The decrease results from the decrease in the Company's taxable income and from an increase in the Company's effective tax rate due primarily to non-deductible goodwill amortization associated with fiscal 1999 acquisitions.

Liquidity and Capital Resources

Cash used by operating activities for the nine months ended March 31, 2000 was $423,000 on net income of $1,963,000 as compared to cash provided of $1,714,000 on net income of $3,546,000 for the nine months ended March 31, 1999. An increase in accounts receivable combined with a decrease in accrued employee compensation were primary factors contributing to the use of cash by operating activities during the fiscal 2000 period. The increase in accounts receivable is the result of a number of factors, including an increase in the Company's revenues and the conversion by the Company to a centralized billing office from local facility billing offices. As the centralized billing office matures, the Company anticipates that receivables will return to levels more consistent with historical levels. The decrease in accrued employee compensation is the result of differences in normal pay cycles and the payment of annual bonuses. Working capital at March 31, 2000 was $22,725,000, as compared to $17,782,000 at June 30, 1999.

Cash provided by investing activities was $2,858,000 for the nine months ended March 31, 2000 as compared to cash used by investing activities of $26,981,000 for the nine months ended March 31, 1999. The change was due primarily to the Ameris and Somerset acquisitions in the fiscal 1999 period as compared with the collection of the Ameris note receivable and the sale of the Bay County, Florida assets during the first nine months of fiscal 2000. Capital expenditures for the fiscal 2000 period include approximately $1,822,000 used to acquire and improve a 130 acre site in west Tennessee which houses a residential treatment program.

Cash of $457,000 was used by financing activities for the nine months ended March 31, 2000, due primarily to funds used for the repurchase of shares of the Company's Common Stock. Cash of $6,793,000 was provided by financing activities for the nine months ended March 31, 1999, due primarily to borrowings under the Company's credit facility, principally for the Somerset acquisition, offset by funds used for the repurchase of shares of the Company's Common Stock.

The Company has a credit agreement (the "Credit Agreement") with SunTrust Bank and First American National Bank (jointly "the Lenders"). Under the terms of this agreement, the Lenders have made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $25,000,000 , the term of which extends through December 1, 2001. The revolving line of credit bears interest at either (i) the one, two, three or six month LIBOR rate plus an applicable margin, which ranges between 1.25% and 2.50% and is dependent on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, or (ii) SunTrust Bank's index rate plus an applicable margin, which ranges between .25% and 1.50%, at the Company's option. The line of credit is secured primarily by the Company's accounts receivable and equipment. At March 31, 2000, the outstanding balance under the line of credit was $9,400,000.

Under the Credit Agreement, the Company also entered into a term loan with the Lenders in the amount of $15,000,000 at a fixed interest rate. The term loan runs through December 2005. The Company's effective rate of interest on the loan is 8.10%. No payment of principal is required until December 2001, at which time increasing payments that amortize the loan fully are due over the remaining four years of the agreement.

The Company's line of credit requires the Company to comply with certain restrictive covenants with respect to its business and operations and to maintain certain financial ratios. The restrictive covenants under this agreement prohibit the Company, without the prior consent of the Lenders, from entering into major corporate transactions, such as a merger, tender offer or sale of its assets, and from incurring additional indebtedness in excess of $500,000. The agreement also prohibits the Company from declaring dividends in excess of 25% of the Company's net income during any fiscal year and from repurchasing any shares of the Company's Common Stock beyond those already repurchased pursuant to the Company's 1,000,000 share buyback program.

Pursuant to the Somerset transaction, the Company issued a note payable to the sellers. This note bears interest at 6%, will amortize fully over the three year period ending December 1, 2001, and is secured by the Company's real estate and improvements purchased pursuant to the Somerset transaction. At March 31, 2000, $803,000 of the note is included in current liabilities and $634,000 of the note is included in long-term debt.

Helicon has entered into a $1,500,000 line of credit with First American National Bank. As a condition to this line of credit, the Company agreed to guarantee Helicon's performance under this line of credit. The Company anticipates funding the $1,500,000 and accordingly has fully reserved this guarantee on its books. At March 31, 2000, there was $1,332,000 outstanding under Helicon's line of credit. See "Helicon."

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At March 31, 2000, the Company had only cash equivalents, invested in high grade, very short term securities, which are not typically subject to material market risk and are not held for trading purposes. The Company has outstanding loans at both fixed and variable rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. For loans with variable interest rates, a hypothetical 10% change in interest rates would have an immaterial impact on the Company's future earnings, cash flows and fair values related to these instruments.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       The following exhibits are included herein:

          (10.1) Fourth Amendment to Credit Agreement by and between the Registrant and SunTrust Bank, Nashville, N.A. as agent and lender, dated January 15, 2000

          (10.2) Fifth Amendment to Credit Agreement by and between the Registrant and SunTrust Bank, Nashville, N.A. as agent and lender, dated April 21, 2000

          (27) Financial Data Schedule  (SEC use only)

(b)      Reports on Form 8-K:

         Form 8-K - Reporting date - March 13, 2000
         Items reported - Item 5. Other events
         The Company reported a decline in census at the Helicon Youth Center in Riverside County, California.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CHILDREN'S COMPREHENSIVE SERVICES, INC.
                                         (Registrant)



Date: May 15, 2000    /s/  WILLIAM J BALLARD
                      -------------------------------------------------------
                             William J Ballard
                             Chairman and Chief Executive Officer



Date: May 15, 2000    /s/  DONALD B. WHITFIELD
                      --------------------------------------------------------
                             Donald B. Whitfield
                             Vice President of Finance, Chief Financial Officer (Principal Financial and Accounting Officer)