Form 10-K405
period 2000-06-30
CHILDRENS COMPREHENSIVE SERVICES INC
filed 2000-09-28
CIK 816247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(MARK ONE)                         FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF L934
      FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER 0-16162

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                          62-1240866
---------------------------------                        ----------------------
 (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                        Identification Number)

3401 West End Ave., Ste 400 Nashville, Tennessee               37203
------------------------------------------------               -----
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code    (615) 250-0000
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $ .01
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Company as of September 18, 2000 was $8,824,000.

The number of shares outstanding of the issuer's common stock, par value $ .01 per share, as of September 18, 2000 was 7,184,141.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders to be held November 15, 2000 are incorporated by reference into Part III of this Form 10-K.

Index to Exhibits is found on sequentially numbered page 57.

                                     PART I
                                ITEM 1. BUSINESS

GENERAL

         Children's Comprehensive Services, Inc., a Tennessee corporation formed in 1985, and subsidiaries (the "Company") is one of the oldest and largest for-profit providers of services for at-risk and troubled youth in the United States. The Company's programs include a comprehensive continuum of services provided in both residential and non-residential settings for youth who have severe psychiatric disorders or who are emotionally disturbed, behaviorally disordered, developmentally delayed, learning disabled or medically fragile. The Company provides its services at facilities located in Alabama, Arkansas, California, Florida, Hawaii, Kentucky, Louisiana, Ohio, Michigan, Montana, Pennsylvania, Tennessee, Texas and Utah. As of June 30, 2000, the Company was providing education, treatment and juvenile justice services, either directly or through its variable fee management contracts, to approximately 3,900 at-risk youth. In addition, the Company provides management services to community mental health centers, behavioral units in medical facilities and third parties for fixed fees.

RECENT DEVELOPMENTS

         In May 2000, the Company announced that it had entered into a contract with the Dallas County (Texas) Juvenile Board for the operation of an existing juvenile justice alternative education program. This program became operational in August 2000.

         In August 2000, the Company announced that it had signed contracts to operate a 48 bed residential treatment program and a 40 chair non-residential day treatment program in Mecklenburg County, North Carolina. Services are expected to commence in October.

         In August 2000, the Company announced that it had signed a contract with the Florida Department of Juvenile Justice to operate an 80-bed residential treatment program for moderate-risk male offenders in Liberty County, Florida. The Company began operating the facility in September.

         In August 2000, the Company announced that the Company's Pennsylvania residential treatment program had received the appropriate approvals to expand its licensed capacity from 60 to 90 beds.

         In September 2000, Helicon, Incorporated ("Helicon") and the Company initiated the closure of the Helicon Youth Center (the "HYC") in Riverside County, California which the Company operated under a management agreement with Helicon. This action was taken because of difficulties encountered in operating the program to the quality standards demanded by the Company for the protection of both the program's youth and staff since Helicon entered a previously announced settlement agreement with Community Care Licensing ("CCL"), a division of California Department of Social Services. Since entering the settlement agreement, the HYC census had not been at expected levels and the ongoing compliance efforts of CCL had created an environment in which the programs at the HYC could not be operated effectively. Consequently, closure of the facility was deemed to be in the best interest of the Company, as well as the center's youth population and its staff. As a result of the closure, the Company has recorded a nonrecurring charge in fiscal 2000 for an impairment reserve of $6,237,000 ($3,840,000 after tax), the carrying value of the HYC facility. Other effects of the closure are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

THE MARKET FOR THE COMPANY'S SERVICES

         The Company believes the market for its services for at-risk and troubled youth is large and growing. The population of at-risk and troubled youth ranges from youth who have been abused and neglected to those who are seriously emotionally disturbed. At one end of the spectrum are at-risk youth. These are youth who are not functioning well in school or at home, exhibit such behavior as aggressive noncompliance with parents and authority figures, chronic truancy, fighting, running away and alcohol or drug abuse. Children classified as requiring special education services comprise a large subset of the at-risk youth population. Of the 6.1 million children in special education programs during the 1998-99 school year, 2.8 million were diagnosed as having specific learning disabilities and over 463,000 were considered seriously emotionally disturbed. At the other end of the spectrum are troubled youth. These are youth who have committed serious and/or violent crimes, such as sex offenses, robberies, assaults and drug trafficking. In 1998, there were 2.6 million arrests of juveniles under 18 years of age, accounting for 17% of all violent crime, 35% of all burglary arrests, 24% of all weapons arrests and 12% of murder and aggravated assault arrests. Juveniles were involved in 13% of all drug arrests and were involved in 27% of all serious violent crimes, including sexual assaults, robberies and aggravated assaults. Health-risk behavior of high school age youth is also increasing. According to the 1999 Youth Risk Behavior Surveillance System report released by the Center for Disease Control, 50% of students reported current alcohol use. Current marijuana use was reported by 27%, up from 14% in 1991. Those students who had used cocaine at least once increased from 5.9% in 1991 to 9.5% in 1999. The Company believes that factors contributing to the high rate of youth crime include the ready availability of firearms, the prevalence of drug addiction, violence portrayed in the media and the increase in the number of single parent homes. A census projection has stated that the juvenile population in the United States is expected to reach 74 million by the year 2010.

         The federal Individuals with Disabilities Education Act mandates that all children with disabilities be provided a free and appropriate education which emphasizes special education and related services designed to meet their unique needs. Governmental agencies traditionally have provided education, treatment and juvenile justice services for at-risk and troubled youth either directly or through private providers of these services. The Company believes that the increasing number of youth in the United States and the increasing prevalence of juvenile crime have resulted in a growing demand for these services for at-risk and troubled youth, which will make it increasingly less likely that governmental entities will be able to provide the necessary services directly. As a result, there is a growing trend throughout the United States toward privatization of education, treatment and juvenile justice services, as governments of all types face continuing pressure to control costs and improve the quality of services. Furthermore, the Company believes that, as juvenile crime and the demand for special education services for at-risk and troubled youth continues to grow and receive increasing levels of attention from lawmakers and the general public, government funding for juvenile services will continue to increase. Although the number and scope of privatized services for at-risk and troubled youth has increased dramatically in recent years, the Company estimates that a relatively small percentage of these services are currently privately managed. Based on the combination of the current demographic and societal factors affecting at-risk and troubled youth, the Company believes that the demand for its services for these youth will continue to increase and, increasingly, the private sector will be called upon to meet the growing demands for these services.

SERVICES PROVIDED BY THE COMPANY

         The Company, directly and through programs managed for Helicon, educates and treats at-risk and troubled youth through a comprehensive continuum of services that are designed to address the specific needs of each youth and to return the youth to their schools or communities. At certain of its facilities and managed locations, the Company has also provided treatment services for adults. The Company's programs, ranging from non-residential family preservation programs to 24-hour secure facilities, are based predominantly on models designed to achieve behavior modification through therapy, counseling and, when necessary, pharmaceuticals. The Company's programs include computer-based educational/vocational training and comprehensive programs for behavior change, including individual, group and family counseling, social and independent living skills training, empathy development, critical thinking and problem solving, anger management, substance abuse treatment and relapse prevention. These programs are designed to increase self-control and effective problem-solving; to teach youth how to understand and consider other people's values, behaviors and feelings; to show youth how to recognize how their behavior affects other people and why others respond to them as they do; and to teach them alternative, responsible, interpersonal behaviors. Although certain youth in the Company's programs require both drug treatment and therapy, the Company's goal is to minimize or eliminate the use of drugs whenever possible over the course of its involvement with the youth. When drug treatment is appropriate, drugs are prescribed by licensed physicians and may be administered by Company personnel. The Company also provides education to medically fragile youth. New services and programs are regularly developed to address the specific needs of an identified at-risk youth population, such as serious criminal offenders, juvenile sex offenders or female specific programming. The Company believes that the breadth of its services makes the Company attractive to members of the community and a broad spectrum of payors, as well as to local, state and federal governmental agencies. As of June 30, 2000, the Company was providing services directly and through management contracts to approximately 2,500 youth in its non-residential programs and 1,400 youth in its residential programs.

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

Non-Residential Programs. The Company's non-residential youth services programs are designed to meet the special needs of at-risk and troubled youth and their families, while enabling each youth to remain in his or her home and community. As described below, non-residential services provided by the Company may include behavioral day treatment programs, educational day treatment programs, alternative education programs, diversionary education programs, family preservation programs, homebound education programs and on-site education programs in emergency shelters and diagnostic centers.

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

Diversionary Education Programs. The Company's diversionary education programs provide educational and therapeutic day treatment services to youth whose social function in school and society has been unsatisfactory, as well as delinquent and status offending youth and youthful sex offenders. These programs, typically provided in lieu of incarceration, are designed to break the cycle of repeated teen delinquency and to strengthen the youth's ties and relationships with his or her family and community. In addition to individually tailored academic programs, these programs are designed to provide intensive supervision, individualized education and counseling, vocational counseling and job placement and independent living skills in an effort to re-motivate the student's interest in school, develop self-discipline and improve social skills, self-esteem and cooperation with others.

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

         The Company has also developed a number of gender specific programs for female populations in secure residential and residential treatment programs. Market demand for these programs is growing. As a leader in gender specific programming, the Company continues to expand the number of programs available.

Secure Residential Programs. The Company's secure residential programs house youth that are placed in such programs by the courts or state agencies. The Company also provides gender specific secure residential programs. While in the programs, the youth are provided with a wide range of services designed to change negative behavior including substance abuse education, group counseling, physical training, education, a student work program and social skills classes. Each student receives an individualized service plan tailored to meet his or her particular needs for the duration of the placement.

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

Management Services. In addition to management services provided to Helicon, the Company may provide management services to Community Mental Health Centers ("CMHCs"), behavioral units in medical/surgical facilities and to third parties. Contract terms vary in length from one to three years with reimbursement based on the services being provided. Reimbursement ranges from the Company assuming full control of the facility to a fixed fee for specified services. Services may be provided in both residential and non-residential settings.

         The table below sets forth certain information regarding the programs operated by the Company directly or through management contracts during the fiscal year:

                                                                                 Average
                                                                               Population     Commencement of
Location                                  Program Type                           FY2000          Operations
------------------  ---------------------------------------------------------  -----------    ---------------
COMPANY PROGRAMS
----------------
Alabama             Behavioral day treatment                                        16             June 1997
                    Detention, therapeutic wilderness,
                       secure residential                                          207          September 1989

Arkansas            Alternative education                                          250             June 1997
                    Acute and residential psychiatric treatment                     71             June 1997

California          Educational day treatment                                      979           January 1980

Florida             Behavioral day treatment, diversionary education,
                       alternative education                                        95          September 1995
                    Acute and residential psychiatric treatment                     54             June 1997

Hawaii              Educational day treatment                                       15           January 1999
                    Residential treatment                                           9            February 2000

Kentucky            Behavioral day treatment, alternative education                 60             June 1997
                    Acute psychiatric and residential treatment                     65             June 1997

Louisiana           Diversionary education, family preservation                     40           November 1991

Michigan            Acute psychiatric, secure residential                           32             June 1997

Montana             Alternative education, behavioral day treatment                160             June 1997
                    Acute psychiatric and residential psychiatric
                       treatment and detention                                      54             June 1997

Ohio                Secure residential treatment                                    25            March 1999

Pennsylvania        Residential psychiatric treatment                               51           November 1998

Tennessee           Detention, residential treatment,
                    diagnostic and evaluation services,
                    residential psychiatric treatment                              330           November 1985

Texas               Alternative education, educational day treatment               347          September 1996
                    Acute and residential psychiatric treatment,
                       secure residential                                          215           October 1997

Utah                Acute psychiatric and residential treatment                     83             June 1997

HELICON PROGRAMS

------------------

Tennessee           Family preservation, education day treatment,
                       diversionary education, on-site educational
                        services in emergency shelters and diagnostic
                        centers                                                    427             July 1988

California          Residential treatment, residential  psychiatric
                        treatment, secure residential, 6-bed group homes           247             June 1988

         In addition to the programs described above, at June 30, 2000, the Company had a management contract with medical facilities or third parties at one residential based location in Tennessee. The management contracts entered into by the Company generally have original terms from one to three years. These contracts typically provide for a fixed monthly fee and reimbursement of expenses.

OPERATIONAL PROCEDURES

         The Company's programs are designed to provide a range of consistent, high quality and cost-effective education, treatment and juvenile justice services to meet a wide variety of needs for the various segments of the at-risk and troubled youth population. All acute and certain other facilities of the Company admit patients 24 hours per day, seven days a week. The Company generally is responsible for the overall operation of its own and Helicon's facilities and programs, including staff recruitment, general administration and security and supervision of the youth in their programs.

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

Quality Assessment & Outcome Evaluation. The Company strives to enhance the quality of its program offerings and the quality of its highly trained and dedicated staff to improve the positive impact that its programs have on the individuals they serve. The Company has developed a model of ongoing program evaluation and quality management which the Company believes provides critical feedback to measure the quality of its various programs. The Company has implemented its Mastery Achievement Program ("MAP") at its facilities. The MAP provides regular feedback on percentage achievement of standards to measure whether a program is achieving its performance objectives. The quality of care standard data is computer scanned on a weekly or monthly basis and graphs are developed which show ongoing visual representations of progress towards meeting standards. Feedback is then provided to the Company's administrators, corporate managers and staff so that each team member is aware on a timely basis of compliance with program standards. The Company believes that the MAP is a vital management tool to evaluate the quality of its programs, and that it has been useful as a marketing tool to promote the Company's programs since it provides more meaningful and significant data than is usually provided by routine contract licensing monitoring of programs. To obtain information on program effectiveness, the Company contracts with a third party to provide outcome data. This outcome research now covers the Company's Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") accredited programs but is expected to be expanded.

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

Marketing to Governmental Agencies. The Company believes that it is able to design, develop and operate its facilities and programs at a lower cost than governmental agencies that are responsible for performing such services. The Company focuses on adherence to proven policies and procedures and efficient application of financial resources to provide an attractive, cost-effective alternative to programs operated directly by governmental entities. The Company generally pursues its governmental business opportunities in one of three ways. The Company follows the traditional competitive process where a Request for Proposals ("RFP") or a Request for Qualifications ("RFQ") is issued by a government agency, with a number of companies responding, or the Company receives unsolicited requests, generally from local school districts, for the operation of special education programs, or the Company submits unsolicited proposals for new or revised services. When the Company receives inquiries from or on behalf of governmental agencies or local school districts, the Company determines whether there is an existing need for the Company's services, assesses the legal and political climate and the availability of funding and competition, and then conducts an initial cost analysis to further determine program feasibility.

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

Marketing of Management Services. The Company markets management services to Community Mental Health Centers, behavioral units in medical/surgical facilities and to third parties. Services under these agreements may be provided in both residential and non-residential settings.

RELATIONSHIP WITH HELICON

         The Company conducts a portion of its business through its relationship with Helicon, a Section 501(c)(3) not-for-profit corporation. As of June 30, 2000, the Company was providing consulting, management and marketing services to Helicon at 11 programs. The Company leases three facilities to Helicon for the operation of certain of its programs. The Company is not currently receiving rent, nor does it anticipate receiving any future rent payments, for one of these facilities, the Helicon Youth Center, and has recorded an impairment reserve for the carrying value of this facility. Services provided to Helicon by the Company include operational, management, marketing, program design, financial and other support services, including payroll, budgeting and accounting. The Company is entitled to receive management fees for these services based on the gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. Prior to fiscal 1997, Helicon was unable to pay all management fees, lease payments or advances owed the Company. At June 30, 2000, such unpaid management fees, lease payments, advances and interest due the Company on those obligations, which totaled approximately $8.5 million, were forgiven by the Company, based on the inability of Helicon to repay those amounts. The $8.5 million had been fully reserved by the Company prior to fiscal 1997. During fiscal 2000, Helicon was unable to pay all management fees, lease payments and advances due to the Company, resulting in a charge to operations in the amount of $2,368,000. Based on the current level of operations being maintained by Helicon, the Company does not anticipate collecting any of this amount. The Helicon Agreement expires September 1, 2004. The Company also has guaranteed Helicon's obligations under a bank line of credit in the amount of $1,500,000. -- See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note E of the notes to consolidated financial statements.

MAJOR CUSTOMERS

         During the fiscal year ended June 30, 2000, the Company had no customers which generated 10% or more of its consolidated revenues.

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

Medicaid. The Medicaid program, created by the Social Security Amendments of 1965, is designed to provide medical assistance to welfare recipients, indigent individuals who meet state eligibility standards, and certain individuals who meet federally specified poverty guidelines. Medicaid is a joint federal and state program. Each Medicaid program is financed with federal and state funds and is operated by the state within federal guidelines requiring coverage of certain individuals and services and allowing wide latitude in covering additional individuals and services. Reimbursement rates under the Medicaid program are set by each participating state, and rates and covered services may vary from state to state according to a federally approved state plan. The federal government and many states are currently considering ways to limit the increase in the level of Medicaid funding which, in turn, could adversely affect future levels of Medicaid reimbursement received by the Company. The Company participates in Medicaid Under 21 programs in five states in which it operates residential facilities.

         Certain states in which the Company's facilities operate levy taxes on provider costs or revenues, in part, to fund a portion of the Medicaid program. The Omnibus Budget Reconciliation Act of 1990 (the "1990 Budget Act") directs that such provider specific taxes and voluntary contributions must be excluded from the provider's cost base for Medicaid reimbursement purposes. The Company currently pays provider specific taxes in one state. The Company cannot predict how these programs might be modified in the future or how the states would respond to such modification.

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

Medicare. Medicare is the federally funded and administered health insurance program for the aged (individuals age 65 or older) and disabled. The Medicare program consists of Part A and Part B. Part A generally covers inpatient services and services furnished by other institutional health care providers. Part B generally covers the services of doctors, suppliers of medical items and outpatient services. While most short term acute care health care facilities receive Medicare Part A reimbursement on a prospective basis based on the patient's diagnosis, psychiatric facilities have been exempt (PPS Exempt) from the Medicare prospective payment system and continue to be reimbursed on a cost-based system. As of June 30, 2000, the Company had no Medicare inpatient utilization.

Annual Cost Reports. In order to receive reimbursement under the Medicare and some state Medicaid programs, the Company is required to submit cost reports detailing the costs incurred by its facilities in providing care to Medicare and Medicaid enrollees. These cost reports are subject to government audits which may result in adjustments to the amounts ultimately determined to be due the Company under these reimbursement programs. These audits often do not result in a final determination of amounts due to providers under the programs based on costs until several years have passed. The Company believes that adequate provision has been made for any material adjustments that might result from all of such audits and that final resolution of all cost reports will not have a material adverse effect upon the Company's financial position or results of operations.

Blue Cross and Commercial Insurance. Certain of the Company's facilities provide services to individuals covered by health care insurance offered by private commercial insurance carriers, and non-profit hospital service corporations such as Blue Cross. Blue Cross generally pays facilities covered services at (i) their established hospital charges, (ii) a percentage thereof, or (iii) rates negotiated between Blue Cross and the individual facility. Other private insurance carriers also reimburse their policyholders, or make direct payments to facilities, for covered services at established charges or a percentage thereof. The privately-insured patient generally is responsible to the facility for any difference between the amount the insurer paid for covered items or services and the facility's total charges for the covered items or services. Private commercial insurance carriers have, over the past few years, tended toward minimizing lengths of stay in facilities and lowering costs, the continuation of which could adversely affect the Company and its operations.

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

Certificate of Need. Three of the states in which the Company operates have in effect Certificate of Need ("CON") laws applicable to the services provided by the Company. Under those laws, a hospital generally must obtain state approval prior to (i) making capital expenditures in excess of certain threshold amounts,
(ii) expanding or relocating bed capacity or facilities, (iii) acquiring certain medical equipment, or (iv) instituting certain new services. The general effect of these laws is to increase the difficulty associated with establishing new or expanding existing facilities or services. The Company may, however, experience other adverse effects from state CON requirements or changes in such requirements, including the possibility that the Company experiences adverse financial affects because it is unable to expand or modify services in a state with CON requirements.

Utilization Review. Federal law contains numerous provisions designed to ensure that services rendered by healthcare facilities to Medicare and Medicaid patients meet recognized professional standards and are medically necessary, as well as to ensure that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by peer review organizations ("PROs") in a timely manner to determine the medical necessity of the admissions. In addition, under the Peer Review Improvement Act of 1982 (the "Peer Review Act"), PROs may deny payment for services provided and, in more extreme cases, have the authority to recommend to the federal Department of Health and Human Services that the provider be fined or excluded from the Medicare and Medicaid programs.

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

         The Company and its subsidiaries have entered into various types of agreements with physicians and other health care providers in the ordinary course of operating their facilities, many of which provide for payments to such persons by the Company as compensation for their services. The most common of these include medical director and provider agreements with physicians. In addition, the Company and its subsidiaries have entered into various leases, management contracts and managed care contracts. Although all of these contracts do not satisfy all the applicable requirements (one of which, for example, includes a requirement that contracts with physicians to set the aggregate amount of physician compensation in advance) contained in the Anti-Kickback Statute safe harbor regulations that relate to such arrangements, the Company believes that such contracts do not violate the Anti-Kickback Statute because all of such arrangements (i) are intended to achieve legitimate business purposes, (ii) provide compensation that is based on fair market value for items or services that are actually provided, and (iii) are not dependent on the volume or value of referrals. However, there can be no assurance that (i) government enforcement agencies will not assert that certain of these arrangements are in violation of the Anti-Kickback Statute or (ii) the Anti-Kickback Statute will ultimately be interpreted by the courts in a manner consistent with the Company's practices. Additional proposed safe harbors are expected to be published in the future by the OIG, including a safe harbor for physician recruitment. The Company is unable to predict whether its recruitment arrangements with physicians will comply with any safe harbor regarding physician recruitment, if adopted.

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

         The Company has attempted to tailor its financial relationships with physicians in such a way as not to violate Stark and similar state statutes. However, there can be no assurance that (i) government enforcement agencies will not contend that certain of these financial relationships are in violation of the Stark legislation, (ii) that the Stark legislation will ultimately be interpreted by the courts in a manner consistent with the Company's practices, or (iii) the regulations when issued in final form will result in an interpretation by the courts in a manner consistent with the Company's practices.

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

         Effective July 1, 1998 the State of California implemented legislation which eliminated reimbursement to school districts for excused student absences. The legislation is designed to incentivize school districts that have high absentee rates and to encourage improvement in school attendance throughout the state. While written for public school districts, this legislation has had some impact on the Company's California educational day treatment programs, which historically have been compensated for excused student absences. Some of the Company's contracts with school districts provide no compensation for excused student absences, generally in exchange for a higher per diem. In addition, the legislation placed funding in the hands of the school districts, thereby creating the potential for the districts to undertake implementation of their own programs. Several of the school districts with which the Company has contracts have started programs which compete with services provided by the Company. The Company continues to monitor the implementation of this legislation.

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

Healthcare Reform Initiatives. The Clinton Administration and Congress continue to focus on health care with an emphasis on curtailing and lowering the costs of health care in this country. In addition, several initiatives have been introduced, some of which have been passed, that propose "parity" of mental health benefits with other medical benefits as well as increased funding for children's programs. At this time, it is uncertain if any significant legislation will be enacted during the upcoming sessions of Congress. The Company cannot predict which, if any, legislative proposals will be adopted and, if adopted, the effect such legislation would have on the Company's business.

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

EMPLOYEES

         At June 30, 2000, the Company had 2,050 full-time employees and 830 part-time employees. Of these 2,880 employees, 110 were corporate or regional administrative staff and 2,770 were involved in program and facility operation and management. Approximately 75 of the Company's employees are covered by a Collective Bargaining Agreement between the Company's Butte, Montana facility and the Rivendell Federation of Health Care Employees, MFT, AFT, AFL-CIO, which agreement was ratified in January 1998 by the employees who are part of the Collective Bargaining Unit. The term of the contract expires in December 2000. From time to time the Company may experience union organizing efforts at certain of its other locations. The Company believes that its relations with its employees are good.

INSURANCE

         The Company maintains professional liability insurance on a claims made basis for all of its operations. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. The Company also maintains general liability and umbrella coverage on an occurrence basis. The Company also maintains insurance in amounts it deems adequate to cover property and casualty risks, workers' compensation and director and officer liability. The Company requires that physicians practicing at its facilities carry medical malpractice insurance to cover their respective individual professional liabilities. There can be no assurance that the aggregate amount and kinds of the Company's insurance are adequate to cover all risks it may incur or that insurance will be available in the future.

         Each of the Company's contracts and the statutes of certain states require the maintenance of insurance by the Company. The Company's contracts provide that in the event the Company does not maintain such insurance, the contracting agency may terminate its agreement with the Company. The Company believes it is in compliance in all material respects with these requirements.

RISK FACTORS

         In order for the Company to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that forward looking statements in this report based upon current expectations involve a number of risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Accordingly, investors should consider the following important factors, among others, in reviewing this report: the Company's exposure to potential termination or non-renewal of the Company's contracts with Riverside County, California and the State of Tennessee, upon which the Company was dependent for an aggregate of approximately 14% of its revenues in fiscal 2000; changes in funding mechanisms in the State of California that create the potential for school districts to undertake the implementation of their own competing programs and that may reduce or eliminate payment to the Company for excused student absences; failure of governments and governmental agencies that contract with the Company to meet their payment obligations to the Company or to refer youth to the Company's programs; decreases in the levels of

Medicaid funding, which would likely decrease the Medicaid reimbursements received by the Company's facilities; termination of, or the Company's inability to renew, contracts on an annual basis; the dependence of the Company's future growth on the number of youth programs available for privatization and the ability to obtain awards for such contracts; the Company's inability to integrate the operations of any future acquired entities into the operations of the Company; the inability of the Company to make additional attractive acquisitions on favorable terms; future changes in governmental laws, rules and regulations that could adversely affect the Company's operations; the Company's failure to fully comply with federal and state laws and other governmental rules and regulations and any resulting investigations, prosecutions or settlements; reductions in reimbursements by third party payors and increasing managed care penetration; increasingly stringent length of stay and admissions criteria; public resistance to privatization of youth education, treatment and juvenile justice services; negative publicity generated by opposition to the Company's facilities by residents in areas surrounding proposed sites; potential claims or litigation by participants in the Company's programs arising from contact with the Company's facilities, programs, personnel or participants, including claims related to suicides at the Company's facilities; Helicon's inability to pay future management fees or lease payments; dependence on certain key personnel and the ability to attract and retain additional qualified personnel; competition with for-profit and not-for-profit entities and governmental agencies responsible for youth education, treatment and juvenile justice services; seasonality and quarterly fluctuations in revenues; and the effect of certain anti-takeover provisions in the Company's charter and bylaws and under Tennessee law. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                               ITEM 2. PROPERTIES

         The table below sets forth certain information regarding the Company's properties as of June 30, 2000:

                       Nature of                 Number of    Number of
    State              Occupation                Facilities      Beds
    -----              ----------                ----------      ----
Non-Residential:
----------------
Arkansas                 Lease                        5
California               Own                          5
California               Lease                       14
Florida                  Lease                        1
Hawaii                   Lease                        1
Louisiana                Lease                        1
Montana                  Lease                        5
Texas                    Lease                        3
Texas                    Right to occupy (1)          1

Residential:
------------
Alabama                  Right to occupy (1)          3          76
Alabama                  Own                          1          80
Arkansas                 Own                          1          77
Florida                  Lease                        2          57
Hawaii                   Lease                        1          24
Kentucky                 Own                          1          72
Michigan                 Own                          1          30
Montana                  Own                          1          66
Pennsylvania             Lease                        1          90
Tennessee                Own                          5         330
Tennessee                Right to occupy (1)          2          35
Tennessee                Lease                        1          32
Texas                    Own                          1         114
Texas                    Right to occupy (1)          1          96
Texas                    Lease                        1          40
Utah                     Own                          1          80

(1) The Company acquired a right to occupy the facilities indicated rent-free for the duration of the Company's contracts to provide these programs.

         The Company owns its non-residential office and educational treatment center in Grand Terrace, California, its educational treatment centers in Victorville, Hemet and Riverside, California, its residential treatment centers in Ashland City, Murfreesboro, Nashville, Newbern and Waverly, Tennessee, and its behavioral treatment centers in Alabama, Arkansas, Kentucky, Michigan, Montana, Tennessee, Texas and Utah. The Company leases all other facilities on a short-term basis (generally one to five years) in the particular locality where it conducts its programs. For the fiscal year ended June 30, 2000, the Company's total rental expense for property was approximately $2,610,000. In addition, the Company also has obtained a right to occupy certain facilities rent-free during the effective period of the Company's contracts to provide education and treatment programs in Alabama, Tennessee and Texas. The Company owns real estate and improvements in Riverside and Ramona, California, and Murfreesboro, Tennessee which it leases to Helicon pursuant to lease agreements which expire July 31, 2019, December 31, 2002 and January 31, 2004, respectively. As of June 30, 2000, the Company has established an impairment reserve for the full carrying value of its Riverside, California property which is leased to Helicon. The Company is not currently receiving lease payments on this property and does not anticipate doing so in the future. -- See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note E of the notes to consolidated financial statements.

         The Company leases corporate office space in Nashville, Tennessee of approximately 23,000 square feet. The Company believes its facilities are suitable for its current operations and programs.

                            ITEM 3. LEGAL PROCEEDINGS

         In June 1999, a petition was filed by the state of Montana against the Company primarily alleging negligence in connection with a suicide at the Company's facility in fiscal 1998. In September 1999 the Company entered into an agreement with the State whereby the Company did not admit guilt or wrongdoing of any kind. As a result of the Company's successful compliance with the terms and conditions of the agreement, the State's complaint was dismissed.

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

      Year Ended June 30, 2000                High            Low
      ---------------------------            ------         ------
Quarter Ended: June 30                      $ 4 9/16        $2 1/8
               March 31                       6 1/2          2 1/2
               December 31                    7 5/8          5 3/8
               September 30                   8 5/8          5 1/4

      Year Ended June 30, 1999                High            Low
      ---------------------------            ------         ------
Quarter Ended: June 30                      $ 6 15/16       $5 3/8
               March 31                      15 3/4          5
               December 31                   14 1/2          7 3/4
               September 30                  16 1/4          7

HOLDERS

         As of September 18, 2000 the Company had approximately 250 shareholders of record of its Common Stock.

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

                         ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial information for the years ended June 30, 2000, 1999, 1998 and 1997, the three months ended June 30, 1996, (pursuant to the Company's change in its fiscal year end from March 31 to June 30) and the year ended March 31, 1996 has been derived from the financial statements of the Company and should be read in conjunction with the financial statements, the related notes thereto and other financial information included elsewhere herein. All amounts for periods prior to fiscal 1998 have been restated to reflect the pooling of interests transaction with Ventures Healthcare that was consummated during fiscal 1998.

                                                                                                        Three
                                                                                                        Months     Year
                                                                   Year Ended June 30,                  Ended     Ended
                                                    -------------------------------------------------  June 30,   March 31,
                                                      2000        1999          1998(1)        1997      1996       1996
                                                    ---------   ---------      --------      --------   --------   --------
(In thousands of dollars, except per share data)
Statement of Operations Data:
Revenue:
     Operating revenue                              $ 123,435   $ 111,812      $ 90,266      $ 34,812   $  6,482   $ 23,630
     Management fee income                              3,335       3,665         3,733         2,481        566      1,710
                                                    ---------   ---------      --------      --------   --------   --------
            Total revenue                             126,770     115,477        93,999        37,293      7,048     25,340
                                                    ---------   ---------      --------      --------   --------   --------
Operating Expenses:
    Employee compensation and benefits                 76,672      70,875        55,367        22,656      4,139     15,224
    Purchased services and other expenses              35,775      31,512        26,610         7,872      1,307      5,095
    Depreciation and amortization                       4,289       3,492         2,142         1,013        191      1,025
    Loss on Helicon receivables and loan
        guarantee                                       2,368          --            --            --         --         --
    Impairment loss on Helicon facility                 6,237          --            --            --         --         --
    Other operating expenses                              115         115           115           101         25        101
                                                    ---------   ---------      --------      --------   --------   --------
            Total operating expenses                  125,456     105,994        84,234        31,642      5,662     21,445
                                                    ---------   ---------      --------      --------   --------   --------
Income from operations                                  1,314       9,483         9,765         5,651      1,386      3,895
Interest expense                                        2,181       1,697           972           359        210        905
Other (income) expense, net                                17        (526)       (2,517)(2)      (990)       (32)       (36)
                                                    ---------   ---------      --------      --------   --------   --------
Income (loss) before income taxes,
    extraordinary item and cumulative effect
    of accounting change                                 (884)      8,312        11,310         6,282      1,208      3,026
Provision (benefit) for income taxes                      (17)      3,284         4,357            (8)       311        491
                                                    ---------   ---------      --------      --------   --------   --------
Income (loss) before extraordinary item and
    cumulative effect of accounting change               (867)      5,028         6,953         6,290        897      2,535
Extraordinary item, net of tax                             --          --            --           377         --         54
Cumulative effect of accounting change, net
    of tax                                                 --          20 (3)        --            --         --         --
                                                    ---------   ---------      --------      --------   --------   --------
Net income (loss)                                   $    (867)  $   5,008      $  6,953      $  5,913   $    897   $  2,481
                                                    =========   =========      ========      ========   ========   ========
Net income (loss) per share:

     Diluted                                        $   (0.12)  $    0.66      $   0.84      $   0.81   $   0.15   $   0.43
Dividends declared per share                               --          --            --            --         --         --
Balance Sheet Data:
      Working capital                               $  23,225   $  17,782      $ 29,867      $ 23,853   $  4,663   $  3,488
      Total assets                                     90,569      98,631        80,201        69,768     22,832     22,406
      Long term debt and capital lease obligations     24,485      24,854        11,611        11,655      6,000      6,052
      Shareholders' equity                             54,647      56,230        57,832        49,695     12,779     11,665

(1) Fiscal 1998 reflects a full year of results from the purchase of the assets of Vendell Healthcare which was effective June 1997.
(2) Amount includes gain on exchange of Texas properties of $1,530 and gain on repayment by Helicon of $217 of amounts due for prior years management fees, which had been fully reserved.
(3) Pursuant to the adoption of SOP 98-5, "Reporting on Costs on Start-up Activities".

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and this Annual Report on Form 10-K contain forward-looking statements and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth above under "Business--Risk Factors." The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

         As of June 30, 2000, the Company was providing education, treatment and juvenile justice services, either directly or through management contracts, to approximately 3,900 youth. Revenues under the Company's programs are recognized as services are rendered. The Company's programs are delivered in both non-residential and residential settings. The Company's non-residential programs, which historically have generated higher operating margins than the Company's residential facilities, generally receive revenues based on per diem rates. The Company's residential facilities generally receive revenues at per diem rates or under fixed fee contracts. The Company also receives revenues from management consulting contracts with other entities, including Helicon.

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

         The Company opened or ceased operating the following programs during fiscal 2000:

         - Commenced operation of a 17 bed residential treatment program in Panama City, Florida in August 1999;
         - Ceased management of its Eufaula, Alabama secure residential facility in September 1999;
         - Opened a 36 bed residential treatment program in Hawaii in February 2000;
         - Commenced operation of a 32 bed residential treatment center and aftercare program in West Palm Beach, Florida in March 2000; and
         -        Sold its Bay County, Florida facility in March 2000.

         Effective July 1998 the State of California implemented legislation which eliminated reimbursement to school districts for excused student absences. The legislation is designed to incentivize school districts that have high absentee rates and to encourage improvement in school attendance throughout the state. While written for public school districts, this legislation has had some impact on the Company's California educational day treatment programs, which historically have been compensated for excused student absences. Some of the Company's contracts with school districts provide no compensation for excused student absences, generally in exchange for a higher per diem. In addition, the legislation placed funding in the hands of the school districts, thereby creating the potential for the districts to undertake implementation of their own programs. Several of the school districts with which the Company has contracts have started programs which compete with services provided by the Company. The Company continues to monitor the implementation of this legislation.

         The Company receives management fee income from third parties for services provided in managing a unit or facility. Reimbursement for these services is typically based on a fixed fee plus reimbursement of expenses. Also, the Company recognizes management fee income from Helicon, Inc. for consulting, management and marketing services rendered pursuant to a management agreement with Helicon (the "Helicon Agreement").

         Employee compensation and benefits include facility and program payrolls and related taxes, as well as employee benefits, including insurance and worker's compensation coverage. Employee compensation and benefits also includes general and administrative payroll, including officers' salaries, and related benefit costs.

         Purchased services and other expenses include all expenses not otherwise presented separately in the Company's consolidated statements of operations. Significant components of these expenses at the operating level include items such as food, utilities, supplies, rent and insurance. Significant components of these expenses at the administrative level include legal, accounting, investor relations, marketing, consulting and travel expense.

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

HELICON

         As of June 30, 2000, the Company was providing consulting, management and marketing services to Helicon at 11 programs. In addition, Helicon also leases three facilities owned by the Company to operate certain of its programs. The Company is not currently receiving rent, and does not expect to receive future rent payments, for one of these facilities, the Helicon Youth Center(the "HYC"). Pursuant to the Helicon Agreement, the Company is entitled to receive for these services management fee income in an amount equal to 6% of the monthly gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. The Helicon Agreement expires in September 2004. The Company has also guaranteed Helicon's obligations under a bank line of credit in the amount of $1,500,000. See "--Liquidity and Capital Resources."

         A licensing investigation of the residential treatment program at the HYC in Riverside County, California by Community Care Licensing ("CCL"), a division of California's Department of Social Services, led to an unexpected and substantial decline in the census of the HYC during the quarter ended March 31, 2000. This decline occurred due primarily to the cessation of referrals to the HYC by Riverside County. The Company announced in April 2000 that Helicon had signed a settlement agreement (the "Agreement") with CCL. Under the Agreement, Helicon's license to operate the residential treatment program at the HYC was disciplined for a period of two years. During this period, Helicon was required not only to comply with CCL regulations regarding the operation of group homes, but also with certain other operating criteria imposed by CCL. Had the HYC committed substantial or continuing violations of the Agreement, CCL could have taken actions resulting in a temporary suspension or forfeiture of its license to operate.

         Due primarily to the decline in census at the HYC, and at certain related 6-bed group homes, Helicon revenues generated by these programs were significantly below expectation during the last six months of fiscal 2000. As a result of this issue, the Company provided an allowance for doubtful collectibility for certain of its accounts receivable arising from its management services to, and lease arrangements with, Helicon, and provided Helicon with $1,500,000 with which to repay its bank line of credit. These actions resulted in a nonrecurring charge of $2,368,000 to the Company's financial results during its fiscal quarter ended March 31, 2000. In addition to the nonrecurring charge, income was negatively impacted due to the census reduction at the HYC and group homes which limited Helicon's ability to pay the Company management fees and rents. The decline also affected the performance of the educational day treatment program that the Company operates at the HYC.

         In September 2000, Helicon and the Company initiated the closure of the HYC. This action was taken because of difficulties encountered in operating the program to the quality standards demanded by the Company for the protection of both the program's youth and staff since Helicon entered the Agreement with CCL. Since entering the settlement agreement, the HYC census had not been at expected levels and the ongoing compliance efforts of CCL had created an environment in which the programs at the HYC could not be operated effectively. Consequently, closure of the facility was deemed to be in the best interest of the Company, as well as the center's youth population and its staff. As a result of the closure, the Company has recorded a nonrecurring charge in fiscal 2000 for an impairment reserve of $6,237,000, the carrying value of the HYC facility. The HYC is located on land that is owned by, and leased from, Riverside County.

         On a going forward basis, the Company anticipates that, on an annualized basis, the ongoing negative impact on the Company's results of operations from the licensing investigation and subsequent closure of the HYC may approximate $3 million in revenues and $0.13-0.14 in earnings per diluted share.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to total revenues of certain items in the Company's statements of operations:

                                                     Year Ended June 30,
                                              --------------------------------
                                                2000         1999         1998
                                              ------       ------       ------
Operating revenues                              97.4%        96.8%        96.0%
Management fee income                            2.6          3.2          4.0
                                              ------       ------       ------
                           Total revenues      100.0        100.0        100.0
                                              ------       ------       ------
Employee compensation and benefits              60.5         61.4         58.9
Purchased services and other expenses           28.2         27.3         28.3
Depreciation and amortization                    3.4          3.0          2.3
Loss on Helicon receivables
    and loan guarantee                           1.9           --           --
Impairment loss on Helicon facility              4.9           --           --
Related party rent                               0.1          0.1          0.1
                                              ------       ------       ------
                 Total operating expenses       99.0         91.8         89.6
                                              ------       ------       ------
Income from operations                           1.0          8.2         10.4
Other (income) expense:
     Interest expense                            1.7          1.5          1.0
     Other                                        --         (0.4)        (2.6)
Provision for (benefit from) income taxes         --          2.8          4.6
                                              ------       ------       ------
                        Net income (loss)       (0.7%)        4.3%         7.4%
                                              ======       ======       ======

FISCAL 2000 VERSUS FISCAL 1999

         Total revenues for fiscal 2000 increased by $11,293,000 or 9.8% to $126,770,000, as compared to $115,477,000 for fiscal 1999. Operating revenues for fiscal 2000 increased by $11,623,000 or 10.4% to $123,435,000, as compared to $111,812,000 for fiscal 1999. The increase in operating revenues results from acquisitions (7%), new programs (4%) and the net increase in revenues at existing programs (3%), offset by the termination of the Company's Eufaula, Alabama contract and sale of its Bay County, Florida facility (3%) and rents and management fees due from Helicon which were not recognized (1%). Included as part of acquisitions are programs purchased by the Company in the developmental stage.

         Management fee income recognized under the Helicon Agreement for fiscal 2000 decreased $435,000 to $887,000, as compared to $1,322,000 for fiscal 1999.
The decline is primarily due to Helicon's inability to pay fees as a result of a licensing investigation at the HYC. See--"Helicon" and Note E of notes to the consolidated financial statements. Management fee income from other sources increased 4.5%, from $2,343,000 in fiscal 1999 to $2,448,000 in fiscal 2000, primarily due to income generated by a limited-term contract during fiscal 2000.

         Employee compensation and benefits for fiscal 2000 increased $5,797,000, or 8.2%, to $76,672,000, as compared to $70,875,000 for fiscal 1999.
As a percentage of total revenues, employee compensation and benefits decreased to 60.5% for fiscal 2000 from 61.4% for fiscal 1999. The increase in employee compensation and benefits over the prior year is primarily the result of the Company's growth, both from new programs and acquisitions. The decrease in employee compensation and benefits as a percent of revenues over the prior year results primarily from the opening of new programs combined with intentional overstaffing at the Company's Montana facility during the prior year.

         Purchased services and other expenses for fiscal 2000 increased $4,263,000, or 13.5%, to $35,775,000, as compared to $31,512,000 for fiscal
1999. As a percentage of total revenues, purchased services and other expenses increased to 28.2% for fiscal 2000 from 27.3% for fiscal 1999. The increase in purchased services and other expenses over the prior year results primarily from the Company's growth, both from new programs and acquisitions. The increase in purchased services and other expenses as a percent of revenues over the prior year results primarily from increases in bad debt expense and insurance costs.

         Depreciation and amortization increased $797,000, or 22.8%, to $4,289,000 for fiscal 2000 from $3,492,000 for fiscal 1999. The increase in depreciation and amortization over the prior fiscal year is attributable primarily to the depreciation associated with the purchase of equipment plus depreciation and goodwill amortization associated with the Company's acquisitions.

         During fiscal 2000, the Company incurred a loss on Helicon accounts receivable and loan guarantee in the amount of $2,368,000. In addition, an impairment loss in the amount of $6,237,000 was recorded in fiscal 2000 for the carrying value of the Helicon Youth Center facility following the closure of the facility. See "Helicon" and Note E of notes to the consolidated financial statements.

         Income from operations decreased $8,169,000, to $1,314,000 for fiscal 2000 from $9,483,000 for fiscal 1999, and decreased as a percentage of total revenues to 1.0% for fiscal 2000 from 8.2% for fiscal 1999, as a result of the factors described above.

         Interest expense increased $484,000, or 28.5%, to $2,181,000 for fiscal 2000 from $1,697,000 for fiscal 1999. The increase in interest expense over the prior fiscal year is attributable principally to interest on the debt incurred as part of the Somerset acquisition combined with an increase in the Company's effective interest rate.

         Other income or expense decreased from income of $526,000 in fiscal 1999 to a net expense of $17,000 in fiscal 2000. The decrease from the same period in the prior year is attributable primarily to a decrease in interest income as a result of a decrease in cash available for investment following the Company's share buyback program and acquisitions and the repayment in fiscal 2000 of the note receivable purchased during fiscal 1999.

         Provision for (benefit from) income taxes for fiscal 2000 decreased to $(17,000) from $3,284,000 for fiscal 1999. The decrease results primarily from the decrease in taxable income for fiscal 2000 versus fiscal 1999, offset by an increase in the Company's effective tax rate due primarily to non-deductible goodwill amortization associated with fiscal 1999 acquisitions.

FISCAL 1999 VERSUS FISCAL 1998

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

         Other income decreased from $2,517,000 in fiscal 1998 to $526,000 in fiscal 1999. Other income for fiscal 1998 is primarily attributable to interest income, a recognized gain in the amount of $1,530,000 arising from an exchange of properties and a one-time payment from Helicon of management fees, for which a reserve had previously been established, in the amount of $217,000. Other income for fiscal 1999 results primarily from interest income and the recognition of a portion of the gain on a prior year sale of property pursuant to receipt of the final payment on a note receivable. Interest income declined over the prior year primarily due to the decrease in cash available for investment following the Ameris acquisition and the Company's repurchase of a portion of its Common Stock.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities for fiscal 2000 was $1,251,000 on a net loss of $867,000 as compared to $4,466,000 for fiscal 1999 on net income of $5,008,000. Working capital at June 30, 2000 was $23,225,000, as compared to $17,782,000 at June 30, 1999.

         Cash provided by investing activities was $1,496,000 for fiscal 2000 as compared to cash used of $27,788,000 for fiscal 1999. The change in fiscal 2000 as compared to fiscal 1999 is due primarily to the purchase of Ameris and Somerset during fiscal 1999 as compared with the sale of the assets of the Company's Bay County, Florida facility and collection of a note receivable, related to the Ameris transaction, in fiscal 2000. Cash used by financing activities was $1,032,000 for fiscal 2000 as compared to cash provided of $5,029,000 for fiscal 1999, due primarily to decreases in the Company's net long-term borrowings and in the Company's repurchase of its Common Stock.

         The Company has a credit agreement (the "Credit Agreement") with SunTrust Bank and AmSouth Bank (jointly "the Lenders"). Under the terms of this agreement, the Lenders have made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $25,000,000, the term of which extends through December 1, 2001. The revolving line of credit bears interest at either (i) the one, two, three or six month LIBOR rate plus an applicable margin, which ranges between 1.25% and 2.50% and is dependent on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, or (ii) SunTrust Bank's index rate plus an applicable margin, which ranges between 0.25% and 1.50%, at the Company's option. At June 30, 2000, the outstanding balance under the revolving line of credit was $9,000,000.

         Under the Credit Agreement, the Company also entered into a term loan with the Lenders in the amount of $15,000,000 at a fixed 8.10% effective interest rate. The term loan extends through December 2005. No payment of principal is required until January 2002, at which time increasing payments that amortize the loan fully are due over the remaining four years of the agreement.

         The Credit Agreement requires the Company to comply with certain restrictive covenants with respect to its business and operations and to maintain certain financial ratios. The restrictive covenants under this agreement prohibit the Company, without the prior consent of the Lenders, from entering into major corporate transactions, such as a merger, tender offer or sale of its assets, and from incurring additional indebtedness in excess of $500,000. The agreement also prohibits the Company from declaring dividends in excess of 25% of the Company's net income during any fiscal year and from repurchasing any shares of the Company's Common Stock beyond those already repurchased pursuant to the Company's 1,000,000 share buyback program. The revolving line of credit and term loan are secured primarily by the Company's accounts receivable and equipment.

         Pursuant to the Somerset transaction, the Company issued a note payable to the sellers totaling $2,375,000. This note bears interest at 6%, amortizes over the three year period ending December 1, 2001, and is secured by real estate and improvements purchased pursuant to the Somerset transaction. At June 30, 2000, $1,241,000 was outstanding under the note.

         The Company has also agreed to guarantee Helicon's performance under a $1,500,000 line of credit from AmSouth Bank ("AmSouth"). The Company provided Helicon with $1,500,000 to repay the outstanding balance at March 31, 2000. At June 30, 2000, there was no outstanding balance under Helicon's line of credit. See--"Helicon" and Note E of notes to the consolidated financial statements.

         Capital expenditures during fiscal 2001 are expected to include the replacement of existing capital assets as necessary, as well as the expenditures associated with the opening of new programs and facilities, including the purchase of certain real estate and improvements. The Company also may consider possible strategic acquisitions, including acquisitions of existing programs and other companies engaged in the youth services business.

         Current obligations, typically due within thirty days or less, are expected to be funded with cash flow from operations and borrowings under the Company's revolving line of credit. Management believes that operations, cash on hand, amounts available under its revolving line of credit and outside financing sources will provide sufficient cash flow for the next twelve months and that long-term liquidity requirements will be met from cash flow from operations and outside financing sources.

INFLATION

         Inflation has not had a significant impact on the Company's results of operations since inception. Certain of the Company's existing contracts provide for annual price increases based upon changes in the Consumer Price Index.

IMPACT OF ACCOUNTING CHANGES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS NO. 133, as amended, requires all derivative financial instruments to be recorded on the balance sheet at fair value. This results in the offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives not meeting the Statement's hedge criteria are included in income. The Company will adopt SFAS NO. 133 effective July 1, 2000. The Company does not expect the adoption of this Statement to have a material effect on its results of operations or financial position.

IMPACT OF THE YEAR 2000 ISSUE

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. To date, the Company has incurred no material expenses associated with the remediation of its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems or the products and services of third parties.

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         At June 30, 2000, the Company had only cash equivalents, invested in high grade, very short term securities, which are not typically subject to material market risk and are not held for trading purposes. The Company has outstanding loans at both fixed and variable rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. For loans with variable interest rates, a hypothetical 10% change in interest rates would have an immaterial impact on the Company's future earnings, cash flows and fair values related to these instruments.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Children's Comprehensive Services, Inc.

We have audited the accompanying consolidated balance sheets of Children's Comprehensive Services, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Children's Comprehensive Services, Inc. and subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for start-up costs in fiscal 1999.



                                      Ernst & Young LLP

Nashville, Tennessee
August 25, 2000 except for Note E,
        as to which the date is September 11, 2000

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                  June 30,
                                                             -------------------
                                                              2000        1999
                                                             -------     -------
(dollars in thousands)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                               $ 3,489     $ 1,774
     Accounts receivable, net of allowance for doubtful
        accounts of $3,913 in 2000 and $1,952 in 1999         27,203      24,692
     Prepaid expenses                                          1,120       1,063
     Deferred income taxes                                     1,134       1,212
     Other current assets                                      1,716       4,678
                                                             -------     -------
                                  TOTAL CURRENT ASSETS        34,662      33,419

PROPERTY AND EQUIPMENT, net                                   42,448      50,811
COST IN EXCESS OF NET ASSETS ACQUIRED,
     at cost, net of accumulated amortization of
     $1,602 in 2000 and $683 in 1999                          12,479      13,398
DEFERRED INCOME TAXES                                            246          --
OTHER ASSETS AND DEFERRED CHARGES, at cost,
     net of accumulated amortization of $459 in 2000
     and $240 in 1999                                            734       1,003
                                                             -------     -------
                                          TOTAL ASSETS       $90,569     $98,631
                                                             =======     =======

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                  June 30,
                                                             -------------------
                                                              2000        1999
                                                             -------     -------
(dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                        $ 2,488     $ 3,834
     Current portion - long-term debt and capital leases         869         817
     Income taxes payable                                         --         702
     Accrued employee compensation                             4,019       5,842
     Accrued other expenses                                    2,702       2,404
     Other current liabilities                                 1,359       2,038
                                                             -------     -------
                             TOTAL CURRENT LIABILITIES        11,437      15,637

DEFERRED INCOME TAXES                                             --       1,910
LONG-TERM DEBT                                                24,426      24,741
OBLIGATION UNDER CAPITAL LEASES                                   59         113
                                                             -------     -------
                                     TOTAL LIABILITIES        35,922      42,401
                                                             -------     -------
SHAREHOLDERS' EQUITY
     Preferred stock, par value $1.00 per
         share--10,000,000 shares authorized                      --          --
     Common stock, par value $ .01 per share
         --50,000,000 shares authorized; issued
         and outstanding 7,184,141 shares in 2000
         and 7,295,526 shares in 1999                             72          73
     Additional paid-in capital                               50,502      51,217
     Retained earnings                                         4,073       4,940
                                                             -------     -------
                            TOTAL SHAREHOLDERS' EQUITY        54,647      56,230
                                                             -------     -------
                                 TOTAL LIABILITIES AND
                                  SHAREHOLDERS' EQUITY       $90,569     $98,631
                                                             =======     =======

                 See notes to consolidated financial statements.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended June 30,
                                                              ----------------------------------
                                                                2000         1999        1998
                                                              ---------    ---------    --------
(In thousands, except per share amounts) Revenues:
    Operating revenues                                        $ 123,435    $ 111,812    $ 90,266
    Management fee income                                         3,335        3,665       3,733
                                                              ---------    ---------    --------
                                             TOTAL REVENUES     126,770      115,477      93,999
                                                              ---------    ---------    --------
Operating expenses:
    Employee compensation and benefits                           76,672       70,875      55,367
    Purchased services and other expenses                        35,775       31,512      26,610
    Depreciation and amortization                                 4,289        3,492       2,142
    Loss on Helicon receivables and loan guarantee                2,368           --          --
    Impairment loss on Helicon facility                           6,237           --          --
    Related party rent                                              115          115         115
                                                              ---------    ---------    --------
                                   TOTAL OPERATING EXPENSES     125,456      105,994      84,234
                                                              ---------    ---------    --------
Income from operations                                            1,314        9,483       9,765
Other (income) expense:
    Interest expense                                              2,181        1,697         972
    Other                                                            17         (526)     (2,517)
                                                              ---------    ---------    --------
                          TOTAL OTHER (INCOME) EXPENSE, NET       2,198        1,171      (1,545)
                                                              ---------    ---------    --------
Income (loss) before income taxes and
     cumulative effect of accounting change                        (884)       8,312      11,310
Provision for (benefit from) income taxes                           (17)       3,284       4,357
                                                              ---------    ---------    --------
Income (loss) before cumulative effect of accounting change        (867)       5,028       6,953
    Cumulative effect of accounting change,
        net of income tax benefit of $12                             --           20          --
                                                              ---------    ---------    --------
                                          NET INCOME (LOSS)   $    (867)   $   5,008    $  6,953
                                                              =========    =========    ========
Basic earnings (loss) per common share:
    Before cumulative effect of accounting change             $   (0.12)   $    0.67    $   0.87
    Cumulative effect of accounting change                           --           --          --
                                                              ---------    ---------    --------
                                          NET INCOME (LOSS)   $   (0.12)   $    0.67    $   0.87
                                                              =========    =========    ========
Diluted earnings (loss) per common share:
    Before cumulative effect of accounting change             $   (0.12)   $    0.66    $   0.84
    Cumulative effect of accounting change                           --           --          --
                                                              ---------    ---------    --------
                                          NET INCOME (LOSS)   $   (0.12)   $    0.66    $   0.84
                                                              =========    =========    ========
Weighted average shares outstanding:
    Basic                                                         7,226        7,450       7,983
    Diluted                                                       7,226        7,585       8,233

                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                       Common Stock,                    Retained
                                      $.01 par value      Additional   Earnings/        Total
                                  ---------------------    Paid-In    Accumulated   Shareholders'
                                    Shares      Amount     Capital     (Deficit)       Equity
                                  ----------    -------    --------    --------       --------
(dollars in thousands)
Balance at July 1, 1997            7,916,236    $    79    $ 56,637    $ (7,021)      $ 49,695
   Stock issued:
     Exercise of options              58,789         --          98                         98
     Exercise of warrant               5,758         --          30                         30
     Acquisition of Chad              58,000          1       1,065                      1,066
   Stock registration costs                                     (10)                       (10)
   Net income for the year                                                6,953          6,953
                                  ----------    -------    --------    --------       --------
Balance at June 30, 1998           8,038,783         80      57,820         (68)        57,832
   Stock issued:
     Exercise of options              78,700          1         460                        461
     Pursuant to employee stock
        purchase plan                 23,043         --         109                        109
   Shares repurchased               (845,000)        (8)     (7,104)                    (7,112)
   Stock registration costs                                     (68)                       (68)
   Net income for the year                                                5,008          5,008
                                  ----------    -------    --------    --------       --------
Balance at June 30, 1999           7,295,526         73      51,217       4,940         56,230
   Stock issued:
     Exercise of options               6,000         --          25                         25
     Pursuant to employee stock
        purchase plan                 37,615         --         146                        146
   Shares repurchased               (155,000)        (1)       (886)                      (887)
   Net (loss) for the year                                                 (867)          (867)
                                  ----------    -------    --------    --------       --------
Balance at June 30, 2000           7,184,141    $    72    $ 50,502    $  4,073       $ 54,647
                                  ==========    =======    ========    ========       ========

                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended June 30,
                                               --------------------------------
                                                 2000        1999        1998
                                               --------    --------    --------
(in thousands)
OPERATING ACTIVITIES
  Net income (loss)                            $   (867)   $  5,008    $  6,953
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
   Deferred income taxes                         (2,078)       (530)       (334)
   Depreciation                                   3,310       2,783       1,973
   Amortization                                     979         709         169
   Amortization of deferred loan costs              159         114          33
   Provision for bad debts                        2,192       1,275       1,329
   Loss on Helicon receivables                      868          --          --
   Impairment loss on Helicon facility            6,237          --          --
   Cumulative effect of accounting change            --          20          --
  Changes in operating assets and
    liabilities, net of effects from
      acquisitions:
   Accounts receivable                           (5,702)     (6,064)     (2,732)
   Prepaid expenses                                 (57)       (367)         18
   Other current assets                             462        (403)       (223)
   Accounts payable                              (1,346)      1,057         207
   Accrued employee compensation                 (1,823)        188       2,063
   Accrued other expenses                           298         (83)        884
   Income taxes payable                            (702)        123          (7)
   Other current liabilities                       (679)        636        (264)
                                               --------    --------    --------
                        NET CASH PROVIDED BY
                        OPERATING ACTIVITIES      1,251       4,466      10,069
                                               --------    --------    --------
INVESTING ACTIVITIES
  Purchase of assets of Vendell
    Healthcare, Inc.                                 --          --        (709)
  Purchase of Chad Youth Center                      --          --      (1,202)
  Purchase of Ameris Health Systems, Inc.            --     (12,499)         --
  Purchase of Somerset, Inc.                         --      (8,175)         --
  Sale of assets of CCS/Bay County                3,637          --          --
  Collection (purchase) of note receivable        2,500      (2,500)         --
  Purchase of property and equipment             (5,329)     (4,293)     (2,217)
  Proceeds from sale of property and
    equipment                                       638          29         866
  (Increase) decrease in other assets                50        (350)       (467)
                                               --------    --------    --------
                 NET CASH PROVIDED (USED) BY
                        INVESTING ACTIVITIES   $  1,496    $(27,788)   $ (3,729)
                                               --------    --------    --------

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                     Year Ended June 30,
                                               --------------------------------
                                                 2000        1999        1998
                                               --------    --------    --------
(in thousands)
FINANCING ACTIVITIES
    Proceeds from revolving lines
        of credit and long-term borrowings     $  9,900    $ 36,071    $     --
    Principal payments on revolving
        lines of credit, long-term
        borrowings and capital lease
        obligations                             (10,216)    (24,432)        (40)
    Repurchase of shares of common
        stock                                      (887)     (7,112)         --
    Proceeds from issuance of common
        stock, net                                  171         570         128
    Stock registration costs                         --         (68)        (10)
                                               --------    --------    --------
                 NET CASH (USED) PROVIDED BY
                        FINANCING ACTIVITIES     (1,032)      5,029          78
                                               --------    --------    --------
INCREASE  (DECREASE) IN CASH AND

  CASH EQUIVALENTS                                1,715     (18,293)      6,418
    Cash and cash equivalents at
        beginning of year                         1,774      20,067      13,649
                                               --------    --------    --------
                   CASH AND CASH EQUIVALENTS
                              AT END OF YEAR   $  3,489    $  1,774    $ 20,067
                                               ========    ========    ========
SUPPLEMENTAL INFORMATION
    Income taxes paid                          $  2,599    $  3,426    $  4,569
    Interest paid                                 1,966       1,363         963

                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business -- Children's Comprehensive Services, Inc. and its subsidiaries (the "Company") provide a continuum of services to at-risk and troubled youth. The Company emphasizes education, treatment and juvenile justice services, primarily to federal, state and local governmental entities charged with the responsibility for providing such services. The Company offers these services through the operation and management of education and treatment programs and both open and secured residential treatment centers in Alabama, Arkansas, California, Florida, Hawaii, Kentucky, Louisiana, Michigan, Montana, Ohio, Pennsylvania, Tennessee, Texas and Utah. The Company also provides consulting, management and marketing services to other entities, including a not-for-profit corporation which provides similar services.

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

         Other Assets and Deferred Charges -- For fiscal years prior to July 1, 1998, contract pre-opening costs (incremental direct costs incurred to open facilities in new market areas) were amortized using the straight-line method over the lesser of the initial contract term or one year. Effective July 1, 1998, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on Costs of Start-up Activities", under which all pre-opening costs are expensed as incurred. SOP 98-5 requires entities, upon adoption, to write off as a cumulative effect of a change in accounting principle any previously capitalized start-up or organizational costs. Deferred loan costs are amortized over the term of the related loans. Amortization of deferred loan costs is included in interest expense.

         Cost in Excess of Net Assets Acquired -- The cost in excess of net assets acquired is amortized using the straight-line method over fifteen years.

         Revenue Recognition -- Revenues from youth education, treatment and juvenile justice contracts with governmental entities are recognized as services are rendered. Revenues from residential psychiatric and behavioral day treatment services are recognized as such services are rendered, at the Company's estimated net realizable amounts from the recipient, third party payors and others for the service rendered. The receivables arising from such contracts or services are unsecured and generally are due within thirty days.

         Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                  Long-Term Debt and Capital Leases -- The carrying amounts reported approximate fair value. The fair value of the Company's long term debt and capital leases are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

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

         Stock Based Compensation -- The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and, accordingly, recognizes no compensation expense for the stock option grants.

         Income Per Common Share -- The Company calculates income per common share in accordance with SFAS No. 128, "Earnings per Share". The computation of basic income per common share is based on the weighted average number of shares outstanding. Diluted income per common share includes the effect of potential common shares, consisting of dilutive stock options and warrants, and uses the treasury stock method in calculating dilution.

         Income Taxes -- Income taxes are accounted for under the provisions of SFAS No. 109, "Accounting for Income Taxes". Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse.

         Comprehensive Income -- During fiscal 2000, 1999 and 1998, the Company had no items of other comprehensive income.

         Reclassifications -- Certain reclassifications have been made to the prior years financial statements to conform to the fiscal 2000 presentation.

         New Pronouncements -- In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires all derivative financial instruments to be recorded on the balance sheet at fair value. This results in the offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives not meeting SFAS No. 133's hedge criteria are included in income. The Company will adopt SFAS No. 133 effective July 1, 2000. The Company does not expect adoption of this Statement to have a material effect on its results of operations or financial position.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE B--ACQUISITIONS, MERGERS AND DIVESTITURES

         In March 2000, the Company sold the tangible assets of CCS/Bay County in Bay County, Florida for net proceeds of approximately $3.6 million. The net proceeds approximated the carrying value of the assets sold. For the year ended June 30, 2000, these assets generated an immaterial operating loss on net revenues of approximately $5.0 million.

         In December 1998, the Company acquired Somerset, Inc. ("Somerset"), the operator of a 200-seat educational day treatment program located in southern California. Consideration for this transaction consisted of approximately $8.2 million in cash and $2.4 million in notes payable. This transaction has been accounted for as a purchase. Pro forma results of operations for fiscal 1999 and 1998 as if the acquisition had occurred on July 1, 1997 would not differ materially from reported amounts. Cost in excess of net assets acquired of $7.5 million is being amortized over fifteen years.

         In September 1998, the Company acquired Ameris Health Systems, Inc. ("Ameris") for net consideration of approximately $12.5 million in cash. Ameris, through its wholly-owned subsidiary, American Clinical Schools, Inc., operates residential juvenile sex offender programs in Tennessee, Alabama and Pennsylvania with an aggregate capacity of 228 licensed beds. This transaction has been accounted for as a purchase. Pursuant to this transaction, the Company also purchased a note receivable for $2.5 million which was collected during the first quarter of fiscal 2000. Pro forma results of operations for fiscal 1999 and 1998 as if the acquisition had occurred on July 1, 1997 would not differ materially from reported amounts. Cost in excess of net assets acquired of $5.4 million is being amortized over fifteen years.

         In February 1998, the Company acquired Chad Youth Enhancement Center, Inc. ("Chad"), a 46 bed residential treatment center located in Ashland City, Tennessee for $1.2 million in cash and $1.1 million (58,000 shares) of the Company's Common Stock. This transaction has been accounted for as a purchase. Pro forma results of operations for fiscal 1998 as if the acquisition had occurred on July 1, 1997 would not differ materially from reported amounts. Cost in excess of net assets acquired of $809,000 is being amortized over fifteen years.

         In January 1998, the Company effected a merger with Ventures Healthcare of Gainesville, Inc. ("Ventures"). Ventures provides management services to Community Mental Health Centers and other not-for-profit entities. The merger was accounted for as a pooling of interests. The Company issued 146,580 shares of common stock pursuant to this transaction.

NOTE C--PROPERTY AND EQUIPMENT

                                                      June 30,
                                            ----------------------------
                                                2000            1999
                                            ------------    ------------
Property and equipment consists of:
        Land and improvements               $  4,477,000    $  4,990,000
        Buildings and improvements            45,858,000      46,656,000
        Furniture and equipment               10,609,000       9,651,000
        Construction in progress                  61,000          84,000
                                            ------------    ------------
                                              61,005,000      61,381,000
        Less: Accumulated depreciation       (12,320,000)    (10,570,000)
              Impairment reserve (Note E)     (6,237,000)             --
                                            ------------    ------------
                                            $ 42,448,000    $ 50,811,000
                                            ============    ============

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE D--CAPITAL LEASE OBLIGATIONS

         Equipment under capital leases with a cost basis of $245,000 has been included in property and equipment as of June 30, 2000 and 1999. The related accumulated amortization balances totaled $147,000 and $98,000, respectively.

         Future minimum payments, by fiscal year and in the aggregate, under the capital leases are as follows:

         Year ending June 30:
            2001                                              $  62,000
            2002                                                 63,000
                                                              ---------
            Total minimum lease payments                        125,000
            Amount representing interest                        (12,000)
                                                              ---------
            Present value of minimum lease payments
                (including $54,000 classified as current)     $ 113,000
                                                              =========

NOTE E--HELICON INCORPORATED

         Helicon, Incorporated ("Helicon"), a 501(c)(3) tax exempt corporation not affiliated with the Company, operates youth treatment programs in California and youth education programs in Tennessee. The majority of youth in Helicon youth treatment programs are also involved in the Company's educational treatment programs.

         The Company provides management and marketing services to Helicon for which it is entitled to a management fee of 6% of the monthly gross revenue of Helicon's programs. The management agreement expires September 1, 2004. Management fee income totaled $887,000, $1,322,000 and $1,293,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

         The Company also leases real property to Helicon. Real estate and improvements with a cost of $10,290,000 and a carrying value of $1,074,000 (after recording an impairment reserve of $6,237,000 for the Helicon Youth Center (the "HYC")), were leased, under operating lease arrangements, to Helicon at June 30, 2000. In September 2000, Helicon and the Company initiated the closure of the HYC and consequently the Company does not expect to receive any future rent payments due it under the HYC lease. Annual rental income due under this lease is $720,000. Future minimum rental income due under these operating leases, excluding amounts due under the HYC lease, as of June 30, 2000 is as follows:

      Year ending June 30:
         2001                            $233,000
         2002                             233,000
         2003                             165,000
         2004                              56,000
         2005 and thereafter                   --
                                         --------
         Total                           $687,000
                                         ========

Lease income totaled $535,000, $953,000 and $946,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE E--HELICON INCORPORATED (continued)

         A licensing investigation of the residential treatment program at the HYC by Community Care Licensing ("CCL"), a division of California's Department of Social Services, led to an unexpected and substantial decline in the census of the HYC during fiscal 2000. This decline occurred due primarily to the cessation of referrals to the HYC by Riverside County. The Company announced on April 25, 2000 that Helicon had signed a settlement agreement (the "Agreement") with CCL. Under the Agreement, Helicon's license to operate the residential treatment program at the HYC was disciplined for a period of two years. Due primarily to the decline in census at the HYC, and at the related group homes, Helicon revenues generated by these programs were below expectation during fiscal 2000. As a result of this issue, the Company provided an allowance for doubtful collectibilty of $868,000 for its accounts receivable arising from its management services to, and lease arrangements with, Helicon for amounts due the Company as of March 31, 2000, and provided Helicon $1,500,000 with which to repay its bank line of credit. These actions resulted in a nonrecurring charge of $2,368,000 to the Company's financial results for its fiscal quarter ended March 31, 2000. In addition to the nonrecurring charge, income was negatively impacted due to the census reduction at the HYC and group homes which limited Helicon's ability to pay the Company management fees and rents. The decline also affected the performance of the educational day treatment program that the Company operates at the HYC.

         In September 2000, Helicon and the Company initiated the closure of the HYC. This action was taken because of difficulties encountered in operating the program to the quality standards demanded by the Company for the protection of both the program's youth and staff since Helicon entered the Agreement with CCL. Since entering the settlement agreement, the HYC census had not been at expected levels and the ongoing compliance efforts of CCL had created an environment in which the programs at the HYC could not be operated effectively. Consequently, closure of the facility was deemed to be in the best interest of the Company, as well as the center's youth population and its staff. As a result of the closure, the Company has recorded a nonrecurring charge in fiscal 2000 for an impairment reserve of $6,237,000, the carrying value of the HYC facility. The HYC is located on land that is owned by, and leased from, Riverside County.

         Prior to fiscal 1997, Helicon was unable to pay all management fees, lease payments, or advances owed the Company. At June 30, 2000, such unpaid management fees, lease payments, advances and interest due the Company on those obligations, which totaled approximately $8.5 million, were forgiven by the Company. The $8.5 million had been fully reserved by the Company prior to fiscal 1997. Additionally, during fiscal 2000, Helicon was unable to pay all management fees, lease payments and advances due to the Company, resulting in a charge to operations in the amount of $2,368,000. Based on the current level of operations being maintained by Helicon, management does not anticipate collecting any of these amounts.

         Helicon has obtained through AmSouth Bank ("AmSouth") a $1,500,000 revolving line of credit. This line of credit matures in October 2000. The Company facilitated Helicon in this process by agreeing to guarantee Helicon's performance under the line of credit. As discussed above, during fiscal 2000 the Company provided Helicon $1,500,000 with which to repay its bank line of credit. At June 30, 2000, there was no balance outstanding under Helicon's line of credit.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE F--LONG-TERM DEBT AND LINE OF CREDIT

         The Company has a credit agreement (the "Credit Agreement") with SunTrust Bank and AmSouth Bank (jointly "the Lenders"). Under the terms of this agreement, the Lenders have made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $25,000,000, the term of which extends through December 1, 2001. The revolving line of credit bears interest at either (i) the one, two, three or six month LIBOR rate plus an applicable margin, which ranges between 1.25% and 2.50% and is dependent on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, or (ii) SunTrust Bank's index rate plus an applicable margin, which ranges between 0.25% and 1.50%, at the Company's option. At June 30, 2000, the outstanding balance under the revolving line of credit was $9,000,000.

         Under the Credit Agreement, the Company also entered into a term loan with the Lenders in the amount of $15,000,000 at a fixed 8.10% effective interest rate. The term loan extends through December 2005. No payment of principal is required until January 2002, at which time increasing payments that amortize the loan fully are due over the remaining four years of the agreement.

         The Credit Agreement requires the Company to comply with certain restrictive covenants with respect to its business and operations and to maintain certain financial ratios. The restrictive covenants under this agreement prohibit the Company, without the prior consent of the Lenders, from entering into major corporate transactions, such as a merger, tender offer or sale of its assets, and from incurring additional indebtedness in excess of $500,000. The agreement also prohibits the Company from declaring dividends in excess of 25% of the Company's net income during any fiscal year and from repurchasing any shares of the Company's Common Stock beyond those already repurchased pursuant to the Company's 1,000,000 share buyback program. The revolving line of credit and term loan are secured primarily by the Company's accounts receivable and equipment.

         Pursuant to the Somerset transaction, the Company issued a note payable to the sellers totaling $2,375,000. This note bears interest at 6%, amortizes over the three year period ending December 1, 2001, and is secured by real estate and improvements purchased pursuant to the Somerset transaction. At June 30, 2000, $1,241,000 was outstanding under the note.

         Future principal maturities of long-term debt are as follows at June 30, 2000:

         Year ending June 30:

         2001                            $    815,000
         2002                              11,101,000
         2003                               3,475,000
         2004                               3,750,000
         2005 and thereafter                6,100,000
                                         ------------
         Total                             25,241,000
         Less current portion                (815,000)
                                         ------------
         Total long-term                 $ 24,426,000
                                         ============

                     CHILDREN'S COMPREHENSIVE SERVICES, INC

NOTE G--INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2000 and 1999 are as follows:

                                                         June 30,
                                                 --------------------------
                                                    2000           1999
                                                 -----------    -----------
         Deferred tax liabilities:
              Depreciation, amortization
                     and asset impairment        $   385,000    $ 2,356,000
              Other                                  293,000        125,000
                                                 -----------    -----------
         Total deferred tax liabilities              678,000      2,481,000
                                                 -----------    -----------
         Deferred tax assets:
              Net operating loss and credit
                     carryforwards                   805,000        879,000
              Accrued expenses                     1,231,000      1,054,000
              Other                                   22,000             --
                                                 -----------    -----------
         Total deferred tax assets                 2,058,000      1,933,000
              Valuation allowance for deferred
                     tax assets                           --       (150,000)
                                                 -----------    -----------
         Net deferred tax assets                   2,058,000      1,783,000
                                                 -----------    -----------
         Net deferred tax liabilities (assets)   $(1,380,000)   $   698,000
                                                 ===========    ===========

         Management has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets. Based upon taxable income in prior carryback years and from the forecast of future pretax book income, management believes that all of the deferred tax assets will be realized. Accordingly, no valuation allowance has been recorded for the year ended June 30, 2000. The valuation allowance decreased $150,000 for the year ended June 30, 2000.

         Income tax expense (benefit) is allocated in the financial statements as follows:

                                                        Year Ended June 30,
                                            -----------------------------------------
                                                2000           1999           1998
                                            -----------    -----------    -----------
Income (loss) before cumulative effect of
  accounting change                         $   (17,000)   $ 3,284,000    $ 4,357,000
Cumulative effect of accounting change               --        (12,000)            --
                                            -----------    -----------    -----------
Total                                       $   (17,000)   $ 3,272,000    $ 4,357,000
                                            ===========    ===========    ===========

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE G--INCOME TAXES (continued)

         The provision for (benefit from) income taxes applicable to income
(loss) before cumulative effect of accounting change is as follows:

                                                        Year Ended June 30,
                                            -----------------------------------------
                                                2000           1999           1998
                                            -----------    -----------    -----------
Current:
    Federal                                 $ 1,137,000    $ 3,156,000    $ 3,808,000
    State                                       924,000        658,000        883,000
                                            -----------    -----------    -----------
                                              2,061,000      3,814,000      4,691,000
                                            -----------    -----------    -----------
Deferred:
    Federal                                  (1,092,000)      (192,000)      (247,000)
    State                                      (986,000)      (338,000)       (87,000)
                                            -----------    -----------    -----------
                                             (2,078,000)      (530,000)      (334,000)
                                            -----------    -----------    -----------
Provision for (benefit from)
    income taxes                            $   (17,000)   $ 3,284,000    $ 4,357,000
                                            ===========    ===========    ===========

         The reconciliation of income tax expense (benefit) attributable to income (loss) before cumulative effect of accounting change computed at the federal statutory tax rate of 34% for the year ended June 30, 2000 and 35% for the years ended June 30, 1999 and 1998 to income tax expense (benefit) is as follows:

                                                        Year Ended June 30,
                                            -----------------------------------------
                                                2000           1999           1998
                                            -----------    -----------    -----------
Income tax expense (benefit) at
  federal statutory rate                    $  (301,000)   $ 2,909,000    $ 3,959,000
Change in valuation allowance                  (150,000)            --             --
Reversal of previously recorded tax
  accruals                                           --       (263,000)      (141,000)
State income tax, net of federal
  benefit                                       (41,000)       338,000        517,000
Goodwill amortization                           306,000        212,000             --
Nondeductible expenses and other                169,000         88,000         22,000
                                            -----------    -----------    -----------
Provision for (benefit from) income
  taxes                                     $   (17,000)   $ 3,284,000    $ 4,357,000
                                            ===========    ===========    ===========

         At June 30, 2000, the Company had state tax net operating loss carryforwards of $14,200,000 which expire from 2014 through 2020.

NOTE H--SHAREHOLDERS' EQUITY

         Warrants -- The Company had warrants to purchase 9,616 shares of common stock outstanding at July 1, 1997, at an exercise price of $5.20 per share. Warrants to purchase 5,758 shares were exercised during fiscal 1998. Warrants to purchase 3,858 shares remain outstanding at June 30, 2000 and expire in 2004.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE H--SHAREHOLDERS' EQUITY (continued)

         Stock Options -- The following table sets forth outstanding stock options under the Company's stock option plans as of June 30, 2000, 1999 and 1998 for the purchase of the Company's Common Stock:

                                                                    Weighted
                                                                    Average
                                                    Option          Exercise
          Options                    Shares         Prices            Price
----------------------------     ------------    ------------     ------------
Outstanding at July 1, 1997           588,450     $ .62-18.00     $       8.99
    Granted                           170,500     17.64-18.25            17.72
    Exercised                         (58,789)      .62-15.38             1.67
    Forfeited                          (5,874)     5.25-15.38            13.96
                                 ------------    ------------     ------------
Outstanding at June 30, 1998          694,287      1.50-18.25            11.72
    Granted                           595,550      5.85-12.82             9.49
    Exercised                         (78,700)      1.50-7.00             5.86
    Forfeited                        (183,566)    10.85-17.64            16.25
                                 ------------    ------------     ------------
Outstanding at June 30, 1999        1,027,571      3.25-18.25            10.07
    Granted                           240,850       2.85-6.91             3.70
    Exercised                          (6,000)      3.25-5.25             4.08
    Forfeited                        (485,144)     3.25-18.25            11.37
                                 ------------    ------------     ------------
Outstanding at June 30, 2000          777,277     $2.85-18.00     $       7.33
                                 ============

         Options exercisable and shares available for future grant are as follows:

                                                   June 30,
                                   ---------------------------------------
                                    2000            1999            1998
                                   -------         -------         -------
Options exercisable                395,823         391,847         371,091
Shares available for grant         465,883         333,875         767,825

         The following table summarizes information about stock options outstanding at June 30, 2000:

                Options Outstanding                            Options Exercisable
---------------------------------------------------------    -----------------------
                                 Weighted
                     Number       Average      Weighted        Number       Weighted
  Range of        Outstanding    Remaining      Average      Exercisable     Average
  Exercise        at June 30,   Contractual     Exercise     at June 30,    Exercise
   Prices            2000           Life          Price         2000          Price
---------------------------------------------------------    -----------------------
$ 2.85- 5.75        319,673          8            $ 3.44       134,473        $ 4.25
  5.76-11.00        289,570          9              7.46       101,316          7.62
 12.00-18.25        168,034          7             14.30       160,034         14.34
-------------     ---------                                -----------
$ 2.85-18.25        777,277                                    395,823
                  =========                                ===========

         Options exercisable at June 30, 2000, 1999 and 1998 had weighted average exercise prices of $9.19, $10.37 and $5.41, respectively.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE H--SHAREHOLDERS' EQUITY (continued)

         The 1997 Stock Incentive Plan was approved by the Company's shareholders at the 1997 Annual Meeting and replaced both the Company's 1987 Employee Stock Option Plan, which expired in June 1997, and the Company's 1989 Stock Option Plan for Non-Employee Directors. No additional options will be awarded under either of the replaced plans.

         The following table summarizes common shares reserved at June 30, 2000:

Warrants                                                               3,858
1987 Employee Stock Option Plan                                      209,973
1989 Stock Option Plan for Non-Employee Directors                     30,000
1997 Stock Incentive Plan                                            537,304
                                                                     -------
                     Total common shares reserved                    781,135
                                                                     =======

         SFAS No. 123, "Accounting for Stock-Based Compensation", defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the fair value method or to continue to measure compensation using the intrinsic value approach under APB Opinion No. 25 "Accounting for Stock Issued to Employees". The Company has elected to follow APB No. 25 and related interpretations in accounting for its stock compensation plans because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended June 30, 2000, 1999, and 1998, respectively: risk-free interest rate of 6%, 7.5% and 7.5%; no annual dividend yield; volatility factor of 1.025, .898, and .477 based on daily closing prices for the year; and an expected option life of 6 years.

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

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE H--SHAREHOLDERS' EQUITY (continued)

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                  Year Ended June 30,
                                        --------------------------------------
                                          2000           1999          1998
                                        ---------      ---------     ---------
Pro forma net income (loss)             $  (3,569)     $   1,979     $   5,745
Pro forma earnings (loss) per share
        Basic                           $   (0.49)     $    0.27     $    0.72
        Diluted                             (0.49)          0.26          0.70

         The weighted average fair value per share for options granted during the years ended June 30, 2000, 1999 and 1998 totaled $3.70, $9.49 and $9.94, respectively. The estimated remaining contractual life of options outstanding is 8 years.

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

Share Repurchase -- In August 1998, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's Common Stock. Shares repurchased totaled 155,000 and 845,000 during fiscal 2000 and 1999, respectively. The shares of stock repurchased were retired.

Shareholder Rights Plan -- The Company's Board of Directors has adopted a shareholder rights plan to protect the interests of the Company's shareholders if the Company is confronted with coercive or unfair takeover tactics by encouraging third parties interested in acquiring the Company to negotiate with the Board of Directors. The shareholder rights plan is a plan by which the Company has distributed rights ("Rights") to purchase (at the rate of one Right per share of common stock) shares of common stock at an exercise price of $75.00 per Right. The Rights are attached to the common stock and may be exercised only if a person or group acquires 10% or more of the outstanding common stock. Upon such an event, the Rights "flip-in" and each holder of a Right will thereafter have the right to receive, upon exercise, common stock having a value equal to two times the exercise price. All Rights beneficially owned by the acquiring person or group triggering the "flip-in" will be null and void. Additionally, if a third party were to take certain action to acquire the Company, such as a merger or other business combination, the Rights would "flip-over" and entitle the holder to acquire shares of the acquiring person with a value of two times the exercise price. The Rights are redeemable by the Company at any time before they become exercisable for $0.01 per Right and expire in 2008. In order to prevent dilution, the exercise price and number of Rights per share of common stock will be adjusted to reflect splits and combinations of, and common stock dividends on, the common stock.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE I--EARNINGS PER COMMON SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                       Year Ended June 30,
                                           ------------------------------------------
                                                2000            1999         1998
                                            ------------    ------------   ----------
Numerator
  Numerator for basic and
    diluted earnings (loss) per share:
      Income (loss) before
         cumulative effect of
         accounting change                  $   (867,000)   $  5,028,000   $6,953,000
      Cumulative effect of accounting
          change                                      --          20,000           --
                                            ------------    ------------   ----------
Net income (loss)                           $   (867,000)   $  5,008,000   $6,953,000
                                            ============    ============   ==========
Denominator
    Denominator for basic earnings (loss)
       per share:weighted-average shares       7,225,806       7,450,063    7,982,624
    Effect of dilutive stock options
       and warrants                                   --         134,804      250,618
                                            ------------    ------------   ----------
Denominator for diluted earnings (loss)
     per share:adjusted-weighted-average
     shares                                    7,225,806       7,584,867    8,233,242
                                            ============    ============   ==========

                                                       Year Ended June 30,
                                           ------------------------------------------
                                                2000            1999         1998
                                            ------------    ------------   ----------
Basic earnings (loss) per share
   Before cumulative effect of
       accounting change                    $      (0.12)   $       0.67   $     0.87
   Cumulative effect of accounting
       change                                         --              --           --
                                            ------------    ------------   ----------
   Net income (loss)                        $      (0.12)   $       0.67   $     0.87
                                            ============    ============   ==========
Diluted earnings (loss) per share
   Before cumulative effect of
       accounting change                    $      (0.12)   $       0.66   $     0.84
   Cumulative effect of accounting
       change                                         --              --           --
                                            ------------    ------------   ----------
   Net income (loss)                        $      (0.12)   $       0.66   $     0.84
                                            ============    ============   ==========

         The Company reported a net loss for fiscal 2000; therefore, the effect of considering potentially dilutive securities would be anti-dilutive. Securities that could potentially dilute basic income per share in the future that were not included in the computation of diluted income per share because to do so would have been anti-dilutive for fiscal 2000, 1999 and 1998 were 777,000, 914,000 and 44,000 shares, respectively.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE J--EMPLOYEE BENEFIT PLAN

         The Company has a Salary Reduction Plan under section 401(k) of the Internal Revenue Code. Under this plan, employees paid on a salary only basis may defer not less than 1% and not more than 20% of pre-tax compensation each year, subject to Internal Revenue Service limitations, through contributions to a designated investment fund. Under the provisions of the plan, the Company may contribute a discretionary amount to be determined each year. No discretionary contributions have been made under the plan. Administrative costs under the plan totaled $42,000, $45,000 and $25,000 for the years ended June 30, 2000, 1999, and 1998, respectively.

         Pursuant to shareholder approval, the Company implemented an Employee Stock Purchase Plan in January 1999. Under this plan, eligible employees can elect to have amounts withheld from their compensation which are used to purchase stock in the Company at 85% of the lesser of the market price of the stock at the beginning or the end of each calendar quarter. Withholding amounts are fixed prior to the beginning of each calendar quarter. During fiscal 2000 and 1999, 37,615 shares and 23,043 shares, respectively, of the Company's Common Stock were purchased at prices ranging from $2.60 to $5.63 and $4.73 to $4.78 per share, respectively.

NOTE K--COMMITMENTS

         The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of June 30, 2000:

         Year ending June 30:
         2001                                    $1,732,000
         2002                                     1,340,000
         2003                                     1,087,000
         2004                                       741,000
         2005 and thereafter                        498,000
                                                 ----------
         Total                                   $5,398,000
                                                 ==========

      Certain of the leases have renewal options of up to 5 years. Total rental expense for all operating leases and other rental arrangements for the years ended June 30, 2000, 1999 and 1998 was $3,516,000, $3,040,0000 and $2,301,000,
respectively.

NOTE L--CONTINGENCIES

Montana Litigation -- In June 1999, a petition was filed by the State of Montana against the Company primarily alleging negligence in connection with a suicide at the Company's facility in fiscal 1998. In September 1999 the Company entered into an agreement with the State whereby the Company did not admit guilt or wrongdoing of any kind. As a result of the Company's successful compliance with the terms and conditions of the agreement, the State's complaint was dismissed.

Other Litigation -- The Company is involved in various other legal proceedings, none of which are expected to have a material effect on the Company's financial position or results of operations.

                     CHILDREN'S COMPREHESIVE SERVICES, INC.

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

Professional Liability Risk -- The Company maintains professional liability insurance on a claims made basis for all of its operations. The Company also evaluates its exposure relating to incurred but not reported professional liability claims and has recorded a related accrual on its consolidated balance sheets. Management is aware of no potential professional liability claims whose settlement, if any, would have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE M--RELATED PARTY TRANSACTIONS

         In June 1996, the Company entered into a one-year agreement with Joseph Fernandez and Associates, Inc. for marketing and consulting services. Joseph A. Fernandez, a director of the Company, serves as President of Joseph Fernandez and Associates, Inc. This agreement was continued on a month to month basis from July 1997 until its termination in March 1998. Payments under this agreement during fiscal 1998, including reimbursable expenses, totaled $33,000.

         The Company rents certain operating properties from Amy S. Harrison and Martha A. Petrey, Ph.D., officers and directors of the Company. Payments under these month-to-month rental arrangements totaled $115,000 for each of the years ended June 30, 2000, 1999, and 1998, respectively.

NOTE N--QUARTERLY FINANCIAL INFORMATION (Unaudited)

         The following table sets forth selected quarterly operating data. Amounts for fiscal 1999 have been restated to reflect the adoption of SOP 98-5 effective July 1, 1998.

                                                       2000                                              1999
                                   --------------------------------------------      -------------------------------------------
                                    First      Second       Third       Fourth        First      Second       Third      Fourth
                                   -------     -------     -------     --------      -------     -------     -------     -------
(in thousands except per share amounts)
Total revenues                     $29,779     $31,522     $33,024     $ 32,445      $23,200     $27,965     $31,549     $32,763
Income from operations               1,285       2,845       1,087        2,334        1,080       2,263       3,278       2,862
Net income (loss) before
    cumulative effect of
    accounting change                  461       1,292         210       (2,830)         668       1,200       1,698       1,462
Net income (loss)                      461       1,292         210       (2,830)         648       1,200       1,698       1,462
Income per share, diluted:
   Before cumulative effect of
        accounting change             0.06        0.18        0.03        (0.39)        0.09        0.16        0.22        0.20
   Net income (loss)               $  0.06     $  0.18     $  0.03     $  (0.39)     $  0.08     $  0.16     $  0.22     $  0.20

                                     *******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

        None

                                    PART III

         INFORMATION REQUIRED BY ITEM 10 (DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT), ITEM 11 (EXECUTIVE COMPENSATION), ITEM 12 (SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT), AND ITEM 13 (CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS), will be included in the Company's Proxy Statement to be filed within 120 days of June 30, 2000 and is incorporated herein by reference.

                                     PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1) Financial Statements

         The following financial statements of Children's Comprehensive Services, Inc. are included in Part II, Item 8:

                                                                              Page
                                                                              ----
               Consolidated Balance Sheets-June 30, 2000 and 1999              33

               Consolidated Statements of Operations for the Years Ended
                      June 30, 2000, 1999 and 1998                             35


               Consolidated Statements of Shareholders' Equity for
                      the Years Ended June 30, 2000, 1999 and 1998             36


               Consolidated Statements of Cash Flows for the Years
                      Ended June 30, 2000, 1999 and 1998                       37

               Notes to Consolidated Financial Statements                      39

         (2)    Financial Statement Schedules

         Schedule II - Valuation and qualifying accounts                       56


         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not applicable or not required under their related instructions or the required information is included in the financial statements or notes thereto.

         (3) Management Contracts and Compensatory Plans or Arrangements

         1997 Stock Incentive Plan, (included herein as Exhibit 10.12.)

(b)      Reports on Form 8-K

         None

         (c) Exhibits

         The exhibits listed in the accompanying index to exhibits on page 57 are filed as part of this annual report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CHILDREN'S COMPREHENSIVE SERVICES, INC.



Date:  September 28, 2000           By: /s/ William J Ballard
                                        ----------------------------------------
                                        William J Ballard
                                        Chairman, Chief Executive Officer
                                        and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  September 28, 2000               /s/William J Ballard
                                        ----------------------------------------
                                        William J Ballard
                                        Chairman, Chief Executive Officer
                                        and Director (Principal Executive
                                        Officer)


Date:  September 28, 2000               /s/Amy S. Harrison
                                        ----------------------------------------
                                        Amy S. Harrison
                                        Vice Chairman, President, Chief
                                        Operating Officer and Director


Date:  September 28, 2000               /s/Martha A. Petrey, Ph.D.
                                        ----------------------------------------
                                        Martha A. Petrey, Ph.D.
                                        Executive Vice President and Director


Date:  September 28, 2000               /s/Donald B. Whitfield
                                        ----------------------------------------
                                        Donald B. Whitfield
                                        Vice President - Finance and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)


Date:  September 28, 2000               /s/John C. Edmunds
                                        ----------------------------------------
                                        John C. Edmunds
                                        Vice President - Secretary and Treasurer


Date:  September 28, 2000               /s/Thomas B. Clark
                                        ----------------------------------------
                                        Thomas B. Clark
                                        Director


Date:  September 28, 2000               /s/Joseph A. Fernandez, Ed.D.
                                        ----------------------------------------
                                        Joseph A. Fernandez, Ed.D.
                                        Director


Date:  September 28, 2000               /s/David L. Warnock
                                        ----------------------------------------
                                        David L. Warnock
                                        Director

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

------------------------------------------------------------------------------------------------------------
COL. A                                  COL. B        COL. C--ADDITIONS             COL D.         COL E.
------------------------------------------------------------------------------------------------------------
                                                      (1)        Charged to
                                       Balance     Charged to      Other                          Balance
                                     at Beginning  Costs and      Accounts-      Deductions-      at End
DESCRIPTION                           of Period     Expenses      Describe        Describe       of Period
------------------------------------------------------------------------------------------------------------
Year ended June 30, 2000:
    Deducted from asset accounts:
        Allowance for doubtful
          accounts                    $1,952,000   $3,060,000   $          -0-   $1,099,000(1)   $ 3,913,000
        Property impairment reserve          -0-    6,237,000              -0-          -0-        6,237,000
                                      ----------   ----------   -------------    ----------      -----------
                 Totals               $1,952,000   $9,297,000   $          -0-   $1,099,000      $10,150,000
                                      ==========   ==========   =============    ==========      ===========
Year ended June 30, 1999:
    Deducted from asset accounts:
        Allowance for doubtful
          accounts                    $1,865,000   $1,275,000   $          -0-   $1,188,000(1)   $ 1,952,000
                                      ----------   ----------   -------------    ----------      -----------
                 Totals               $1,865,000   $1,275,000   $          -0-   $1,188,000      $ 1,952,000
                                      ==========   ==========   =============    ==========      ===========
Year ended June 30, 1998:
    Deducted from asset accounts:
        Allowance for doubtful
          accounts                    $2,361,000   $1,329,000   $          -0-   $1,825,000(1)   $ 1,865,000
                                      ----------   ----------   -------------    ----------      -----------
                 Totals               $2,361,000   $1,329,000   $          -0-   $1,825,000      $ 1,865,000
                                      ==========   ==========   =============    ==========      ===========

(1)      Uncollectible accounts written off against allowance account.

                                INDEX TO EXHIBITS

Exhibit
Number   Description of Exhibit
------   ----------------------
3.1      Restated Charter, as amended. (1)

3.2      By-Laws. (2)

4.1      Specimen Stock Certificate. (6)

4.2      Shareholder Rights Agreement (13)

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

10.3     Registration Agreement between Registrant and Amy S. Harrison and
         Martha A. Petrey. (3)

10.4     1987 Employee Stock Option Plan, as amended. (7)

10.5     1989 Stock Option Plan for Non-Employee Directors. (4)

10.6     Assignment and Sublease between Registrant and Helicon Incorporated.
         (5)

10.7     Warrant Agreement dated October 1, 1996, between the Registrant and
         Joseph A. Fernandez. (10)

10.8 Consulting and Marketing Agreement effective as of August 1, 1992, dated September 22, 1994, by and between the Registrant and Helicon
         Incorporated. (7)

10.9     First Amendment, dated September 1, 1999, to the Consulting and
         Marketing Agreement effective as of August 1, 1992 by and between the Registrant and Helicon Incorporated. (18)

10.10 Registration Rights Agreement, dated September 20, 1993, by and between the Registrant and T. Rowe Price Strategic Partners Fund II, L.P. (8)

10.11 Guaranty and Suretyship Agreement dated January 29, 1996, by and between First American National Bank, the Registrant and Helicon
         Incorporated. (8)

10.12    1997 Stock Incentive Plan. (10)

10.13    Lease Agreement dated September 26, 1989 between the Registrant and the
         Equitable Life Assurance Society of the United States. (10)

10.14 First Amendment, dated February 21, 1990, to the lease between the Registrant and the Equitable Life Assurance Society of the United
         States. (10)

10.15 Second Amendment, dated March 1, 1993, to the lease between the Registrant and the Equitable Life Assurance Society of the United
         States. (10)

10.16    Third Amendment, dated October 26, 1993, to the lease between
         Registrant and the Equitable Life Assurance Society of the United
         States. (10)

10.17 Fourth Amendment, dated March 11, 1999, to the lease between Registrant and the Equitable Life Assurance Society of the United States. (18)

10.18 Fifth Amendment, dated March 31, 1999, to the lease between Registrant and the Equitable Life Assurance Society of the United States. (18)

10.19 Sixth Amendment, dated January 7, 2000, to the lease between Registrant and Highwoods/Tennessee Holdings L.P., successor-in-interest to the Equitable Life Assurance Society of the United States.

10.20    Merger Agreement by and between Ventures Healthcare of Gainesville,
         Inc. and the Registrant dated January 19, 1998 (11)

10.21    Merger Agreement by and between Chad Youth Enhancement Center, Inc. and
         CLG Management Company, LLC and the Registrant dated February 12, 1998
         (11)

10.22 Asset Exchange Agreement by and between Meadow Pines Hospital, Inc. and the Registrant dated February 23, 1998 (11)

10.23 Agreement and Plan of Merger, dated as of September 9, 1998, between the Registrant and Ameris Health Systems, Inc. (12)

10.24    Stock Purchase Agreement between the Registrant and William M. Bosic,
         Donald J. Bosic, Joseph C. McCoy and Somerset, Inc. (14)

10.25    First Addendum to Stock Purchase Agreement between the Registrant and
         William M. Bosic, Donald J. Bosic, Joseph C. McCoy and Somerset, Inc.
         (14)

10.26 Agreement of Purchase and Sale and Joint Escrow Instructions between the Registrant and BMB Enterprises. (14)

10.27    Asset Purchase Agreement between the Registrant and Behavioral Medicine
         Professionals, Inc. (14)

10.28    Asset Purchase Agreement between the Registrant and B and B Leasing.
         (14)

10.29 Noncompetition, Confidentiality and Nonsolicitation Agreement between the Registrant and Joseph C. McCoy. (14)

10.30 Noncompetition, Confidentiality and Nonsolicitation Agreement between the Registrant and Donald J. Bosic. (14)

10.31 Noncompetition, Confidentiality and Nonsolicitation Agreement between the Registrant and William M. Bosic. (14)

10.32    Children's Comprehensive Services, Inc. Employee Stock Purchase Plan
         (15)

10.33    Credit Agreement by and among the Company and SunTrust Bank, Nashville,
         N.A. as agent and lender dated December 1, 1998 (16)

10.34 First Amendment to Credit Agreement by and among the Company and SunTrust Bank, Nashville, N.A. as agent and lender dated December 1,
         1998 (17)

10.35    Second Amendment to Credit Agreement by and among the Company and
         SunTrust Bank, Nashville, N.A. as agent and lender dated April 20, 1999
         (17)

10.36 Third Amendment to Credit Agreement by and between the Registrant and SunTrust Bank, Nashville, N.A. as agent and lender, dated September 27,
         1999 (19)

10.37 Fourth Amendment to Credit Agreement by and between the Registrant and SunTrust Bank, Nashville, N.A. as agent and lender, dated January 15,
         2000 (20)

10.38 Fifth Amendment to Credit Agreement by and between the Registrant and SunTrust Bank, Nashville, N.A. as agent and lender, dated April 21,
         2000 (20)

10.39 Employment Agreement between the Company and William J Ballard, effective as of August 19, 1998 (17)

10.40 Employment Agreement between the Company and Amy S. Harrison, effective as of August 19, 1998 (17)

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

(6) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended March 31, 1994, dated June 28, 1994 (File No. 0-16162).

(7) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended March 31, 1995, dated June 28, 1995 (File No. 0-16162).

(8) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended March 31, 1996, dated June 28, 1996 (File No. 0-16162).

(9) Incorporated herein by reference from Registrant's Form 10-Q for the period ended December 31, 1996, dated February 13, 1997 (File No. 0-16162).

(10) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended June 30, 1997, dated September 29, 1997 (File No. 0-16162).

(11) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended June 30, 1998, dated September 29, 1998 (File No. 0-16162).

(12) Incorporated herein by reference from Registrant's Form 8-K, dated September 24, 1998, reporting the merger agreement with Ameris Health Systems, Inc. (File No. 0-16162)

(13) Incorporated herein by reference from Registrant's Form 8-K, dated November 25, 1998, reporting the adoption of a shareholder rights plan. (File No. 0-16162).

(14) Incorporated herein by reference from Registrant's Form 8-K, dated December 16, 1998, reporting the acquisition of Somerset, Inc. (File No. 0-16162).

(15) Incorporated herein by reference from Registrant's Form S-8 dated December 22, 1998 (File No. 0-16162).

(16) Incorporated herein by reference from Registrant's Form 10-Q for the period ended December 31, 1998, dated February 15, 1999 (File No. 0-16162).

(17) Incorporated herein by reference from Registrant's Form 10-Q for the period ended March 31, 1999, dated May 17, 1999 (File No. 0-16162).

(18) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended June 30, 1999, dated September 28, 1999 (File No. 0-16162).

(19) Incorporated herein by reference from Registrant's Form 10-Q for the period ended September 30, 1999, dated November 15, 1999 (File No. 0-16162).

(20) Incorporated herein by reference from Registrant's Form 10-Q for the period ended March 31, 2000, dated May 15, 2000 (File No. 0-16162).