Form 10-Q
period 2000-09-30
CHILDRENS COMPREHENSIVE SERVICES INC
filed 2000-11-14
CIK 816247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(MARK ONE)                          FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    ---------------


                         Commission File Number 0-16162

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Tennessee                                       62-1240866
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

3401 West End Ave., Suite 400, Nashville, Tennessee              37203
---------------------------------------------------       ----------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (615) 250-0000
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

Common Stock, $.01 Par Value, outstanding at November 9, 2000 - 7,194,680 shares.

                                      INDEX

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                             Page
                                                                           Number
                                                                           ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets -- September 30, 2000
                  and June 30, 2000.............................................3

                  Consolidated Statements of Income --
                  Three months ended September 30, 2000 and 1999................5

                  Consolidated Statements of Cash Flows --
                  Three months ended September 30, 2000 and 1999................6

                  Notes to Consolidated Financial Statements --
                  September 30, 2000............................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations........................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............16

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K......................................16



SIGNATURES.....................................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                           September 30,     June 30,
                                                                2000           2000
                                                           -------------     --------
(dollars in thousands)                                      (unaudited)
ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                 $ 2,611        $ 3,489

     Accounts receivable, net of allowance for doubtful
     accounts of $3,447 at September 30 and $3,913 at
     June 30                                                    24,772         27,203

     Prepaid expenses                                            1,598          1,120

     Deferred income taxes                                       1,134          1,134

     Other current assets                                        1,930          1,716
                                                               -------        -------

       TOTAL CURRENT ASSETS                                     32,045         34,662

PROPERTY AND EQUIPMENT, net                                     49,879         42,448

COST IN EXCESS OF NET ASSETS ACQUIRED, net                      12,244         12,479

DEFERRED INCOME TAXES                                              246            246

OTHER ASSETS AND DEFERRED CHARGES, net                             676            734
                                                               -------        -------

       TOTAL ASSETS                                            $95,090        $90,569
                                                               =======        =======

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                       September 30,      June 30,
                                                                           2000             2000
                                                                       -------------      --------
(dollars in thousands)                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                     $  3,983         $ 2,488
    Current portion - long-term debt and capital leases                       882             869
    Income taxes payable                                                     (453)             --
    Accrued employee compensation                                           4,555           4,019
    Accrued other expenses                                                  3,192           2,702
    Other current liabilities                                               1,199           1,359
                                                                         --------         -------

       TOTAL CURRENT LIABILITIES                                           13,358          11,437

LONG-TERM DEBT AND CAPITAL LEASE
    OBLIGATIONS                                                            26,760          24,485
                                                                         --------         -------

       TOTAL LIABILITIES                                                   40,118          35,922
                                                                         --------         -------

SHAREHOLDERS' EQUITY
      Preferred stock, par value $1.00 per share-
            10,000,000 shares authorized                                       --              --
      Common stock, par value $.01 per share-
            50,000,000 shares authorized; issued and outstanding
            7,194,680 shares at September 30 and 7,184,141 shares
            at June 30                                                         72              72
      Additional paid-in capital                                           50,530          50,502
      Retained earnings                                                     4,370           4,073
                                                                         --------         -------

       TOTAL SHAREHOLDERS' EQUITY                                          54,972          54,647
                                                                         --------         -------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 95,090         $90,569
                                                                         ========         =======




See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               Three Months Ended
                                                                  September 30,
                                                              ---------------------
                                                                2000         1999
                                                              -------      --------
(in thousands, except per share amounts)
Revenues:
     Operating revenues                                       $29,685      $ 28,923
     Management fee income                                        782           856
                                                              -------      --------
                                          TOTAL REVENUES       30,467        29,779
                                                              -------      --------
Operating expenses:
     Employee compensation and benefits                        19,285        18,953
     Purchased services and other expenses                      8,913         8,433
     Depreciation and amortization                              1,075         1,079
     Related party rent                                            29            29
                                                              -------      --------
                                TOTAL OPERATING EXPENSES       29,302        28,494
                                                              -------      --------

Income from operations                                          1,165         1,285
Other (income) expense:
     Interest expense                                             598           499
     Other                                                         37            (9)
                                                              -------      --------
                       TOTAL OTHER (INCOME) EXPENSE, NET          635           490
                                                              -------      --------

Income before income taxes                                        530           795

Provision for income taxes                                        233           334
                                                              -------      --------
                                              NET INCOME      $   297      $    461
                                                              =======      ========

Earnings per common share:
    Basic                                                     $  0.04      $   0.06
                                                              =======      ========
    Diluted                                                   $  0.04      $   0.06
                                                              =======      ========


See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Three Months Ended
                                                                    September 30,
                                                                ---------------------
                                                                  2000          1999
                                                                -------       -------
(in thousands)
OPERATING ACTIVITIES
   Net income                                                   $   297       $   461
   Adjustments to reconcile net income
      to net cash provided (used) by operating activities:
   Depreciation                                                     826           825
   Amortization                                                     249           254
   Provision for bad debts                                          266           169
   Other                                                            104           (52)
Changes in operating assets and liabilities:
   Accounts receivable                                            2,164           515
   Prepaid expenses                                                (478)         (350)
   Other current assets                                            (214)          346
   Accounts payable                                               1,495        (1,422)
   Accrued employee compensation                                    536          (794)
   Accrued other expenses                                           490           (72)
   Other current liabilities                                       (160)           53
   Income taxes payable                                            (453)         (614)
                                                                -------       -------
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES             5,122          (681)
                                                                -------       -------

INVESTING ACTIVITIES
   Collection of note receivable                                     --         2,500
   Purchase of property and equipment                            (8,372)         (477)
   Proceeds from sale of property and equipment                      55           643
   Decrease in other assets                                           1            15
                                                                -------       -------
     NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES           $(8,316)      $ 2,681
                                                                -------       -------

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                           Three Months Ended
                                                                              September 30,
                                                                          ---------------------
                                                                           2000           1999
                                                                          -------       -------
(in thousands)
FINANCING ACTIVITIES
    Principal payments on revolving lines of credit, long-
       term borrowings and capital lease obligations                      $(3,712)      $(3,999)

    Proceeds from revolving lines of credit and long-term borrowings        6,000         3,300

    Common stock repurchased                                                   --          (171)

    Proceeds from issuance of common stock, net                                28            60
                                                                          -------       -------

    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                        2,316          (810)
                                                                          -------       -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (878)        1,190

    Cash and cash equivalents at beginning of period                        3,489         1,774
                                                                          -------       -------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 2,611       $ 2,964
                                                                          =======       =======



See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 2000

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, the Company's prior fiscal year end.

Certain reclassifications have been made to the prior year financial statements to conform to the fiscal 2001 presentation.

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


NOTE C - ACCOUNTING PRONOUNCEMENTS

The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective July 1, 2000. SFAS No. 133, as amended, requires all derivative financial instruments to be recorded on the balance sheet at fair value. This results in the offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives not meeting SFAS No. 133's hedge criteria are included in income. The Company did not use any derivatives and thus the adoption of SFAS No. 133 did not have any effect on the Company's results of operations or financial position.

NOTE D -- EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of shares outstanding. Diluted earnings per common share includes the effect of potential common shares, consisting of dilutive stock options and warrants, and uses the treasury stock method in calculating dilution.

The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three Months Ended
                                                                 September 30,
                                                          --------------------------
                                                             2000            1999
                                                          ----------      ----------
BASIC:

Average shares outstanding                                 7,184,256       7,282,552
                                                          ==========      ==========

Net income                                                $  297,000      $  461,000
                                                          ==========      ==========

Per share amount                                          $     0.04      $     0.06
                                                          ==========      ==========

DILUTED:

Average shares outstanding                                 7,184,256       7,282,552

   Net effect of dilutive stock options and warrants          10,971          80,843
                                                          ----------      ----------

      TOTAL                                                7,195,227       7,363,395
                                                          ==========      ==========

Net income                                                $  297,000      $  461,000
                                                          ==========      ==========

Per share amount                                          $     0.04      $     0.06
                                                          ==========      ==========


NOTE E -- HELICON

In September 2000, Helicon and the Company initiated the closure of the Helicon Youth Center (the"HYC"). This action was taken because of difficulties encountered in operating the program to the quality standards demanded by the Company for the protection of both the program's youth and staff since Helicon entered a settlement agreement with Community Care Licensing ("CCL"), a division of California's Department of Social Services, in April 2000. Subsequent to entering the settlement agreement, the HYC census did not reach expected levels and the ongoing compliance efforts of CCL had created an environment in which the programs at the HYC could not be operated effectively. Consequently, closure of the facility was deemed to be in the best interest of the Company, as well as the center's youth population and its staff. As a result of the closure, the Company recorded a nonrecurring charge in fiscal 2000 for an impairment reserve for the carrying value of the HYC facility. The HYC is located on land that is owned by, and leased from, Riverside County, California.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and this Quarterly Report on Form 10-Q contain forward-looking statements and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under "Business - Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General

As of September 30, 2000, the Company was providing education, treatment and juvenile justice services to approximately 3,500 at-risk and troubled youth either directly or through management contracts. It currently offers, or is under contract to offer, these services through the operation and management of non-residential specialized education programs and day treatment programs and both open and secure residential treatment centers in 15 states. Revenues are recognized as services are rendered. The Company's non-residential programs, which historically have generated higher operating margins than the Company's residential facilities, generally receive revenues based on per diem rates. The Company's residential facilities generally receive revenues under either fixed fee contracts, at per diem rates or on a cost reimbursed basis.

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

The Company receives management fee income from third parties for services provided in managing a unit or facility. Reimbursement for these services is typically based on a fixed fee plus reimbursement of expenses. The Company also recognizes management fee income from Helicon, Incorporated ("Helicon"), a
Section 501(c)(3) not-for-profit corporation, for consulting, management and marketing services rendered pursuant to a Consulting and Marketing Agreement by and between

Helicon and the Company (the "Helicon Agreement"). See "Helicon."

Employee compensation and benefits include facility and program payrolls and related taxes, as well as employee benefits, including insurance and worker's compensation coverage. Employee compensation and benefits also includes general and administrative payroll and related benefit costs.

Purchased services and other expenses include all expenses not otherwise presented separately in the Company's consolidated statements of income. Significant components of these expenses at the operating level include items such as professional fees and contracted services, food, utilities, supplies, rent and insurance. Significant components of these expenses at the administrative level include legal, accounting, investor relations, marketing, consulting and travel expense.

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

Helicon

As of September 30, 2000, the Company was providing consulting, management and marketing services to Helicon at 11 programs. Pursuant to the Helicon Agreement, which expires September 1, 2004, the Company is entitled to receive for these services management fee income in an amount equal to 6% of the monthly gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. The Company also leases three facilities to Helicon for the operation of certain of its programs. The Company is not currently receiving rent, nor does it anticipate receiving any future rent payments, for one of these facilities, the Helicon Youth Center (the "HYC"), and, in fiscal 2000, recorded an impairment reserve for the carrying value of this facility. Also during fiscal 2000, Helicon was unable to pay all management fees, lease payments and advances due to the Company. Based on the current level of operations being maintained by Helicon, the Company does not anticipate collecting any of these amounts. The Company also has guaranteed Helicon's obligations under a bank line of credit in the amount of $1,500,000 -- See "Liquidity".

In September 2000, Helicon and the Company initiated the closure of the HYC. This action was taken because of difficulties encountered in operating the program to the quality standards demanded by the Company for the protection of both the program's youth and staff since Helicon entered a settlement agreement with Community Care Licensing ("CCL"), a division of California's Department of Social Services, in April 2000. Subsequent to entering the settlement agreement, the

HYC census did not reach expected levels and the ongoing compliance efforts of CCL had created an environment in which the programs at the HYC could not be operated effectively. Consequently, closure of the facility was deemed to be in the best interest of the Company, as well as the center's youth population and its staff. As a result of the closure, the Company recorded a nonrecurring charge in fiscal 2000 for an impairment reserve for the carrying value of the HYC facility. The HYC is located on land that is owned by, and leased from, Riverside County, California.

Strategic Alternatives

In October 2000, the Company engaged McDonald Investments, Inc. as its exclusive financial advisor to assist the Company's Board of Directors in evaluating strategic alternatives that could enhance or maximize shareholder value. Alternatives to be evaluated are expected to range from a continuation of the Company's existing business strategy in which it expands its operations as an independent publicly held company to a possible sale of the Company in whole or in part.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to the Company's total revenues of certain items in the Company's statements of income:

                                                          Three Months Ended
                                                             September 30,
                                                          -------------------
                                                          2000          1999
                                                          -----         -----
Operating revenues                                         97.4%         97.1%
Management fee income                                       2.6           2.9
                                                          -----         -----
                                  TOTAL REVENUES          100.0         100.0
                                                          -----         -----

Employee compensation and benefits                         63.3          63.6
Purchased services and other expenses                      29.3          28.4
Depreciation and amortization                               3.5           3.6
Related party rent                                          0.1           0.1
                                                          -----         -----
                        TOTAL OPERATING EXPENSES           96.2          95.7
                                                          -----         -----
Income from operations                                      3.8           4.3
Other (income) expense:
   Interest expense                                         2.0           1.7
   Other                                                    0.1            --
Provision for income taxes                                  0.7           1.1
                                                          -----         -----
                                      NET INCOME            1.0%          1.5%
                                                          =====         =====

Three Months Ended September 30, 2000 versus September 30, 1999

Operating revenues for the three months ended September 30, 2000 increased $762,000, or 2.6%, to $29,685,000, as compared to $28,923,000 for the three months ended September 30, 1999. The increase in operating revenues consists of approximately $1,300,000 due to the opening of new programs subsequent to the first quarter of fiscal 2000 and approximately $2,100,000 due to same center revenue increases, net of decreases of approximately $2,600,000 versus the same quarter in the prior year due to the termination of the Company's Eufaula, Alabama contract, reductions as a result of the closure of the Helicon Youth Center and the sale of the Bay County, Florida facility.

Management fee income decreased $74,000 for the three months ended September 30, 2000 to $782,000 from $856,000 for the three month period ended September 30, 1999. Management fee income recognized under the Helicon Agreement for the three months ended September 30, 2000 decreased $125,000 to $205,000 from $330,000 for the three months ended September 30, 1999.

Total revenues for the three months ended September 30, 2000 increased $688,000, or 2.3%, to $30,467,000 as compared to $29,779,000 for the three months ended September 30, 1999 as a result of the factors described above.

Employee compensation and benefits for the three months ended September 30, 2000 increased $332,000, or 1.8%, to $19,285,000, as compared to $18,953,000 for the three months ended September 30, 1999. As a percentage of total revenues, employee compensation and benefits decreased from 63.6% for the three months ended September 30, 1999 to 63.3% for the three months ended September 30, 2000. The increase in employee compensation and benefits over the same period in the prior year results primarily from the Company's growth.

Purchased services and other expenses for the three months ended September 30, 2000 increased $480,000, or 5.7%, to $8,913,000, as compared to $8,433,000 for the three months ended September 30, 1999. As a percentage of total revenues, purchased services and other expenses increased to 29.3% for the three months ended September 30, 2000 from 28.4% for the three months ended September 30, 1999. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth. The increase in purchased services and other expenses as a percent of revenue over the same period in the prior year results primarily from an increase in insurance costs and increased utilization of contracted services at certain locations.

Depreciation and amortization for the three months ended September 30, 2000 decreased $4,000 to $1,075,000 from $1,079,000 for the three months ended September 30, 1999. The decrease in depreciation and amortization compared to the same period in the prior year is primarily attributable to the cessation of depreciation on the Helicon Youth Center, offset by depreciation of new capital expenditures.

Income from operations for the three months ended September 30, 2000 decreased $120,000, or 9.3%, to $1,165,000 as compared to $1,285,000 for the three months ended September 30, 1999, and
decreased as a percentage of total revenues to 3.8% for the three months ended September 30, 2000 from 4.3% for the three months ended September 30, 1999 as a result of the factors described above.

Interest expense for the three months ended September 30, 2000 increased $99,000 to $598,000 as compared to $499,000 for the three months ended September 30, 1999. The increase in interest expense over the same period in the prior year is attributed to increases in both interest rates and outstanding borrowings. The increase in borrowing results primarily from the Company's purchase of property in North Carolina.

Other (income) expense for the three months ended September 30, 2000 decreased $46,000 to expense of $37,000 as compared to income of $9,000 for the three months ended September 30, 1999.

The provision for income taxes for the three months ended September 30, 2000 decreased $101,000 to $233,000 from $334,000 for the three months ended September 30, 1999. The decrease in the provision compared to the same period in the prior year results primarily from the decrease in the Company's taxable income.

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended September 30, 2000 was $5,122,000 on net income of $297,000 as compared to cash used of $681,000 on net income of $461,000 for the three months ended September 30, 1999. Working capital at September 30, 2000 was $18,687,000, as compared to $23,225,000 at June 30, 2000.

Cash used by investing activities was $8,316,000 for the three months ended September 30, 2000 as compared to cash provided of $2,681,000 for the three months ended September 30, 1999. The change was due primarily to the collection of a note receivable in the first quarter of fiscal 2000 as compared to capital expenditures related to new programs, including the purchase of property in North Carolina for approximately $6,600,000, in the current period. A portion of the North Carolina property is not required for the new program and is being evaluated for sale or other potential use.

Cash of $2,316,000 was provided by financing activities for the three months ended September 30, 2000 due primarily to borrowing used to fund capital expenditures. Cash of $810,000 was used by financing activities for the three months ended September 30, 1999, primarily due to a reduction in the amount outstanding under the Company's line of credit.

The Company has a credit agreement (the "Credit Agreement") with SunTrust Bank and AmSouth Bank (jointly "the Lenders"). Under the terms of this agreement, the Lenders have made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $25,000,000, the term of which extends through December 1, 2001. The revolving line of credit bears interest at either (i) the one, two, three or six month LIBOR rate plus an applicable margin, which ranges between 1.25% and 2.50% and is dependent on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, or (ii) SunTrust Bank's index rate plus an applicable margin, which ranges between 0.25% and 1.50%, at the Company's option. At September 30, 2000, the outstanding balance under the revolving line of credit was $9,000,000.

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

Pursuant to the Company's acquisition of Somerset, Inc. in December 1998, the Company issued a note payable to the sellers totaling $2,375,000. This note bears interest at 6%, amortizes over the three year period ending December 1, 2001, and is secured by real estate and improvements purchased pursuant to the transaction. At September 30, 2000, $1,041,000 was outstanding under the note.

Helicon has entered into a $1,500,000 line of credit with AmSouth Bank which expires in October 2001. As a condition to this line of credit, the Company agreed to guarantee Helicon's performance under such line of credit. At September 30, 2000, the outstanding amount under Helicon's line of credit was $520,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2000, the Company had only cash equivalents, invested in high grade, very short term securities, which are not typically subject to material market risk. The Company has outstanding loans at both fixed and variable rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. For loans with variable interest rates, a hypothetical 10% change in interest rates would have an immaterial impact on the Company's future earnings, cash flows and fair values related to these instruments.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein:

          (3)   Amended and Restated Bylaws

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

                              CHILDREN'S COMPREHENSIVE SERVICES, INC.
                              ---------------------------------------
                                            (Registrant)



Date: November 14, 2000       /s/ WILLIAM J BALLARD
                              --------------------------------------------------
                              William J Ballard
                              Chairman and Chief Executive Officer



Date: November 14, 2000       /s/ DONALD B. WHITFIELD
                              --------------------------------------------------
                              Donald B. Whitfield
                              Vice President of Finance, Chief Financial Officer
                              (Principal Financial and Accounting Officer)