Form 10-Q
period 2000-12-31
CHILDRENS COMPREHENSIVE SERVICES INC
filed 2001-02-14
CIK 816247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    --------------

                         Commission File Number 0-16162

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                        62-1240866
------------------------------------                 -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

3401 West End Ave., Suite 400, Nashville, Tennessee            37203
---------------------------------------------------     --------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (615) 250-0000
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

                                    Yes   X     No
                                        -------     ------

The number of shares outstanding of the issuer's common stock, as of the latest practicable date.

Common Stock, $ .01 Par Value, outstanding at February 5, 2000 - 7,206,648 shares

                                     INDEX

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets -- December 31, 2000
                  and June 30, 2000......................................................3

                  Consolidated Statements of Income --
                  Three and six month periods ended December 31, 2000 and 1999...........5

                  Consolidated Statements of Cash Flows --
                  Six months ended December 31, 2000 and 1999............................6

                  Notes to Consolidated Financial Statements --
                  December 31, 2000......................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................17

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders............................18

Item 6.  Exhibits and Reports on Form 8-K...............................................18

SIGNATURES..............................................................................19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

(dollars in thousands)                                       December 31,    June 30,
                                                                2000          2000
                                                               -------       -------
                                                             (unaudited)
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                $   962       $ 3,489
      Accounts receivable, net of allowance for doubtful
         accounts of $3,496 at December 31 and $3,913 at
         June 30                                                25,686        27,203
      Property held for sale                                     3,150            --
      Prepaid expenses                                           1,224         1,120
      Deferred income taxes                                      1,134         1,134
      Other current assets                                       1,565         1,716
                                                               -------       -------
        TOTAL CURRENT ASSETS                                    33,721        34,662

PROPERTY AND EQUIPMENT, net                                     47,263        42,448

COST IN EXCESS OF NET ASSETS ACQUIRED, net                      12,009        12,479

DEFERRED INCOME TAXES                                              246           246

OTHER ASSETS AND DEFERRED CHARGES, net                             614           734
                                                               -------       -------
        TOTAL ASSETS                                           $93,853       $90,569
                                                               =======       =======

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

(dollars in thousands)                                       December 31,    June 30,
                                                                2000          2000
                                                               -------       -------
                                                             (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                           $ 3,966       $ 2,488
    Current portion - long-term debt and capital leases            890           869
    Accrued employee compensation                                4,490         4,019
    Income taxes payable                                          (431)           --
    Accrued other expenses                                       3,001         2,702
    Other liabilities and deferred revenue                         819         1,359
                                                               -------       -------
         TOTAL CURRENT LIABILITIES                              12,735        11,437

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                    25,535        24,485
                                                               -------       -------
         TOTAL LIABILITIES                                      38,270        35,922
                                                               -------       -------

SHAREHOLDERS' EQUITY
      Preferred stock, par value $1.00 per share--
           10,000,000 shares authorized                             --            --
      Common stock, par value $.01 per share--
            50,000,000 shares authorized; issued and
            outstanding 7,206,648 shares at December 31
            and 7,184,141 shares at June 30                         72            72
       Additional paid-in capital                               50,555        50,502
       Retained earnings                                         4,956         4,073
                                                               -------       -------
         TOTAL SHAREHOLDERS' EQUITY                             55,583        54,647
                                                               -------       -------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $93,853       $90,569
                                                               =======       =======



See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                               Three Months Ended   Six Months Ended
                                                   December 31,        December 31,
                                                -----------------   -----------------
(in thousands, except per share amounts)           2000      1999      2000      1999
                                                -------   -------   -------   -------
Revenues:
       Operating revenues                       $31,315   $30,565   $61,000   $59,488
       Management fee income                        849       957     1,631     1,813
                                                -------   -------   -------   -------
                               TOTAL REVENUES    32,164    31,522    62,631    61,301
                                                -------   -------   -------   -------
Operating expenses:
       Employee compensation and benefits        19,827    18,888    39,112    37,841
       Purchased services and other expenses      9,490     8,719    18,403    17,152
       Depreciation and amortization              1,150     1,041     2,225     2,120
       Related party rent                            38        29        67        58
                                                -------   -------   -------   -------
                     TOTAL OPERATING EXPENSES    30,505    28,677    59,807    57,171
                                                -------   -------   -------   -------
Income from operations                            1,659     2,845     2,824     4,130
Other (income) expense:
       Interest expense                             601       559     1,199     1,058
       Other                                         11        59        48        50
                                                -------   -------   -------   -------
            TOTAL OTHER (INCOME) EXPENSE, NET       612       618     1,247     1,108
                                                -------   -------   -------   -------
Income before income taxes                        1,047     2,227     1,577     3,022
Provision for income taxes                          461       935       694     1,269
                                                -------   -------   -------   -------
                                   NET INCOME   $   586   $ 1,292   $   883   $ 1,753
                                                =======   =======   =======   =======
Earnings per common share:
       Basic                                    $  0.08   $  0.18   $  0.12   $  0.24
                                                =======   =======   =======   =======
       Diluted                                  $  0.08   $  0.18   $  0.12   $  0.24
                                                =======   =======   =======   =======

See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Six Months Ended
                                                                    December 31,
                                                                -------------------
(in thousands)                                                    2000       1999
                                                                --------    -------
OPERATING ACTIVITIES
       Net income                                               $    883    $ 1,753
       Adjustments to reconcile net income to net cash
               provided (used) by operating activities:
            Depreciation                                           1,720      1,641
            Amortization                                             505        479
            Provision for bad debts                                  588        482
            Other                                                    162         30
Changes in operating assets and liabilities:
       Accounts receivable                                           929     (6,263)
       Prepaid expenses                                             (104)      (356)
       Other current assets                                          151        163
       Accounts payable                                            1,478        500
       Accrued employee compensation                                 471     (1,992)
       Accrued other expenses                                        299        191
       Income taxes payable                                         (431)        (5)
       Other liabilities                                            (540)      (643)
                                                                --------    -------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                   6,111     (4,020)
                                                                --------    -------
INVESTING ACTIVITIES
       Collection of note receivable                                  --      2,500
       Purchase of property and equipment                         (9,821)    (2,603)
       Proceeds from sale of property and equipment                   57        635
       Decrease in other assets                                        1         26
                                                                --------    -------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                $ (9,763)   $   558
                                                                --------    -------

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                 Six Months Ended
                                                                    December 31,
                                                                -------------------
(in thousands)                                                    2000       1999
                                                                --------    -------
FINANCING ACTIVITIES
       Principal payments on revolving lines of credit, long-
           term borrowings and capital lease obligations        $ (9,928)   $(4,202)
       Proceeds from revolving lines of credit and long-term
           borrowings                                             11,000      8,200
       Common stock repurchased                                       --       (622)
       Proceeds from issuance of common stock, net                    53        105
                                                                --------    -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          1,125      3,481
                                                                --------    -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (2,527)        19
       Cash and cash equivalents at beginning of period            3,489      1,774
                                                                --------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    962    $ 1,793
                                                                ========    =======


See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                December 31, 2000

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, the Company's prior fiscal year end.

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

NOTE C -- ACCOUNTING PRONOUNCEMENTS

The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective July 1, 2000. SFAS No. 133, as amended, requires all derivative financial instruments to be recorded on the balance sheet at fair value. This results in the offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives not meeting SFAS No. 133's hedge criteria are included in income. The Company does not use any derivatives and thus the adoption of SFAS No. 133 did not have any effect on the Company's results of operations or financial position.

NOTE D -- EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of shares outstanding. Diluted earnings per common share includes the effect of potential common shares, consisting of dilutive stock options and warrants, and uses the treasury stock method in calculating dilution.

The following table sets forth the computation of basic and diluted earnings per share:

                                        Three Months Ended          Six Months Ended
                                            December 31,               December 31,
                                    -------------------------   -------------------------
                                       2000          1999          2000          1999
                                    -----------   -----------   -----------   -----------
BASIC:

Average shares outstanding            7,194,810     7,271,166     7,189,533     7,276,859
                                    ===========   ===========   ===========   ===========
Net income                          $   586,000   $ 1,292,000   $   883,000   $ 1,753,000
                                    ===========   ===========   ===========   ===========
Per share amount                    $      0.08   $      0.18   $      0.12   $      0.24
                                    ===========   ===========   ===========   ===========

DILUTED:

Average shares outstanding            7,194,810     7,271,166     7,189,533     7,276,859

     Net effect of dilutive stock
     options and warrants                21,180        70,277        21,853        75,560
                                    -----------   -----------   -----------   -----------
            TOTAL                     7,215,990     7,341,443     7,211,386     7,352,419
                                    ===========   ===========   ===========   ===========
Net income                          $   586,000   $ 1,292,000   $   883,000   $ 1,753,000
                                    ===========   ===========   ===========   ===========
Per share amount                    $      0.08   $      0.18   $      0.12   $      0.24
                                    ===========   ===========   ===========   ===========

NOTE E -- HELICON

In September 2000, Helicon and the Company initiated the closure of the Helicon Youth Center (the "HYC"). This action was taken because of difficulties encountered in operating the program to the quality standards demanded by the Company for the protection of both the program's youth and staff since Helicon entered a settlement agreement with Community Care Licensing ("CCL"), a division of California's Department of Social Services, in April 2000. Subsequent to entering the settlement agreement, the HYC census had not reached expected levels and the ongoing compliance efforts of CCL had created an environment in which the programs at the HYC could not be operated effectively. Consequently, closure of the facility was deemed to be in the best interest of the Company, as well as the center's youth population and its staff. As a result of the closure, the Company recorded a pretax nonrecurring charge in fiscal 2000 of $6,237,000 for an impairment reserve for the carrying value of the HYC facility. The HYC is located on land that is owned by, and leased from, Riverside County, California.

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

General

As of December 31, 2000, the Company was providing education, treatment and juvenile justice services to approximately 3,500 at risk and troubled youth either directly or through management contracts. It currently offers these services through the operation and management of non-residential specialized education programs and day treatment programs and both open and secure residential treatment centers in 15 states. Revenues are recognized as services are rendered. The Company's non-residential programs, which historically have generated higher operating margins than the Company's residential facilities, generally receive revenues based on per diem rates. The Company's residential facilities generally receive revenues under either fixed fee contracts, at per diem rates or on a cost reimbursed basis.

Effective July 1998 the State of California implemented legislation which eliminated reimbursement to school districts for excused student absences. The legislation was designed to incentivize school districts that have high absentee rates and to encourage improvement in school attendance throughout the state. While written for public school districts, this legislation has impacted the Company's California educational day treatment programs, which historically have been compensated for excused student absences. Some of the Company's contracts with school districts provide no compensation for excused student absences, generally in exchange for a higher per diem rate. In addition, the legislation provided funding in the form of block grants made directly to the school districts, thereby creating the potential for the districts to undertake implementation of their own programs. Several of the school districts with which the Company has contracts have started programs which compete with services provided by the Company. The Company continues to monitor the implementation of this legislation.

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

Helicon

As of December 31, 2000, the Company was providing consulting, management and marketing services to Helicon at 11 programs. Pursuant to the Helicon Agreement, which expires September 1, 2004, the Company is entitled to receive for these services management fee income in an amount equal to 6% of the monthly gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. The Company also leases three facilities to Helicon for the operation of certain of its programs. The Company is not currently receiving rent, nor does it anticipate receiving any future rent payments, for one of these facilities, the Helicon Youth Center (the "HYC"), and, in the fourth quarter of fiscal 2000, recorded an impairment reserve for the carrying value of this facility. Also during fiscal 2000, Helicon was unable to pay all management fees, lease payments and advances due to the Company. Based on the current level of operations being maintained by Helicon, the Company does not anticipate collecting any of these amounts. The Company also has guaranteed Helicon's obligations under a bank line of credit in the amount of $1,500,000 -- See "Liquidity".

In September 2000, Helicon and the Company initiated the closure of the HYC. This action was taken because of difficulties encountered in operating the program to the quality standards demanded by the Company for the protection of both the program's youth and staff since Helicon entered a settlement agreement with Community Care Licensing ("CCL"), a division of California's Department of Social Services, in April 2000. Subsequent to entering the settlement agreement, the HYC census had not reached expected levels and the ongoing compliance efforts of CCL had created an environment in which the programs at the HYC could not be operated effectively. Consequently, closure of the facility was deemed to be in the best interest of the Company, as well as the center's youth population and its staff. As a result of the closure, the Company recorded a nonrecurring charge in fiscal 2000 for an impairment reserve for the carrying value of the HYC facility. The HYC is located on land that is owned by, and leased from, Riverside County, California. The Company has entered into discussions with Riverside County that potentially may lead to the recovery, through sale or sub-lease, of a portion of the Company's investment in the HYC. No degree of certainty can be placed on the outcome of these discussions.

Strategic Alternatives

In October 2000, the Company engaged McDonald Investments, Inc. as its exclusive financial advisor to assist the Company's Board of Directors in evaluating strategic alternatives that could enhance or maximize shareholder value. The Company is currently in discussions with several potential financial and strategic partners. Although these discussions are preliminary, management expects, at the conclusion of this process, to be able to announce definitive recommendations. Such recommendations could range from a continuation of the Company's existing business strategy in which it expands its operations as an independent publicly held company to a possible merger or sale of the Company in whole or in part.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to the Company's total revenues of certain items in the Company's statements of income:

                                          Three Months Ended       Six Months Ended
                                             December 31,             December 31,
                                          ------------------      ------------------
                                           2000        1999        2000        1999
                                          ------      ------      ------      ------
Operating revenues                          97.4%       97.0%       97.4%       97.0%
Management fee income                        2.6         3.0         2.6         3.0
                                          ------      ------      ------      ------
                       TOTAL REVENUES      100.0       100.0       100.0       100.0
                                          ------      ------      ------      ------
Employee compensation and benefits          61.6        59.9        62.4        61.7
Purchased services and other expenses       29.5        27.7        29.4        27.9
Depreciation and amortization                3.6         3.3         3.6         3.5
Related party rent                           0.1         0.1         0.1         0.1
                                          ------      ------      ------      ------
             TOTAL OPERATING EXPENSES       94.8        91.0        95.5        93.2
                                          ------      ------      ------      ------
Income from operations                       5.2         9.0         4.5         6.8
Other (income) expense:
       Interest expense                      1.9         1.8         1.9         1.7
       Other                                  --         0.1         0.1         0.1
Provision for income taxes                   1.5         3.0         1.1         2.1
                                          ------      ------      ------      ------
                           NET INCOME        1.8%        4.1%        1.4%        2.9%
                                          ======      ======      ======      ======

Three Months Ended December 31, 2000 versus December 31, 1999

Operating revenues for the three months ended December 31, 2000 increased $750,000, or 2.5%, to $31,315,000, as compared to $30,565,000 for the three months ended December 31, 1999. The increase in operating revenues consists of approximately $2,500,000 due to the opening of new programs, principally in Texas, Florida and Hawaii, subsequent to the first two quarters of fiscal 2000 and approximately $1,900,000 due to same center revenue increases. The same center revenue increases were net of a decrease in California revenues resulting primarily from changes in funding methodologies at both the state and local levels. Revenue increases were offset by decreases of approximately $3,700,000 versus the same period in the prior year principally due to the sale of the Bay County, Florida facility, reductions as a result of the closure of the Helicon Youth Center and the termination of the Company's contract to manage a secure residential facility in San Antonio, Texas.

Management fee income decreased $108,000 for the three months ended December 31, 2000 to $849,000 from $957,000 for the three month period ended December 31, 1999. Management fee income recognized under the Helicon Agreement for the three months ended December 31, 2000 decreased $110,000 to $214,000 from $324,000 for the three months ended December 31, 1999.

Total revenues for the three months ended December 31, 2000 increased $642,000, or 2.0%, to $32,164,000 as compared to $31,522,000 for the three months ended December 31, 1999 as a result of the factors described above.

Employee compensation and benefits for the three months ended December 31, 2000 increased $939,000, or 5.0%, to $19,827,000, as compared to $18,888,000 for the three months ended December 31, 1999. As a percentage of total revenues, employee compensation and benefits increased from 59.9% for the three months ended December 31, 1999 to 61.6% for the three months ended December 31, 2000. The increase in employee compensation and benefits over the same period in the prior year results primarily from the Company's growth, certain regional pay scale adjustments and health insurance costs.

Purchased services and other expenses for the three months ended December 31, 2000 increased $771,000, or 8.8%, to $9,490,000, as compared to $8,719,000 for the three months ended December 31, 1999. As a percentage of total revenues, purchased services and other expenses increased to 29.5% for the three months ended December 31, 2000 from 27.7% for the three months ended December 31, 1999. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth. The increase in purchased services and other expenses as a percent of revenue over the same period in the prior year results primarily from an increase in insurance costs and increased utilization of contracted services at certain locations.

Depreciation and amortization for the three months ended December 31, 2000 increased $109,000 to $1,150,000 from $1,041,000 for the three months ended December 31, 1999. The increase in depreciation and amortization compared to the same period in the prior year is primarily attributable to the depreciation of new capital expenditures, offset by the cessation of depreciation on the Helicon Youth Center.

Income from operations for the three months ended December 31, 2000 decreased $1,186,000, or 41.7%, to $1,659,000 as compared to $2,845,000 for the three months ended December 31, 1999, and decreased as a percentage of total revenues to 5.2% for the three months ended December 31, 2000 from 9.0% for the three months ended December 31, 1999 as a result of the factors described above.

Interest expense for the three months ended December 31, 2000 increased $42,000 to $601,000 as compared to $559,000 for the three months ended December 31, 1999. The increase in interest expense over the same period in the prior year is attributed primarily to an increase in interest rates.

Other (income) expense for the three months ended December 31, 2000 decreased to expense of $11,000 as compared to expense of $59,000 for the three months ended December 31, 1999.

The provision for income taxes for the three months ended December 31, 2000 decreased $474,000 to $461,000 from $935,000 for the three months ended December 31, 1999. The decrease in the provision compared to the same period in the prior year results primarily from the decrease in the Company's taxable income.

Six months Ended December 31, 2000 versus December 31, 1999

Operating revenues for the six months ended December 31, 2000 increased $1,512,000 or 2.5%, to $61,000,000 as compared to $59,488,000 for the six months ended December 31, 1999. The increase in operating revenues consists of approximately $3,900,000 due to the opening of new programs, principally in Texas, Florida and Hawaii, subsequent to the first six months of fiscal 2000 and approximately $4,500,000 due to same center revenue increases. The same center revenue increases were net of a decrease in California revenues resulting primarily from changes in funding methodologies at both the state and local levels. Revenue increases were offset by decreases of approximately $6,900,000 versus the same period in the prior year due to the sale of the Bay County, Florida facility, the termination of the Company's Eufaula, Alabama and San Antonio, Texas secure residential facility contracts and reductions as a result of the closure of the Helicon Youth Center.

Management fee income decreased $182,000 for the six months ended December 31, 2000 to $1,631,000 from $1,813,000 for the six month period ended December 31, 1999. Management fee income recognized under the Helicon Agreement for the six months ended December 31, 2000 decreased $235,000 to $419,000 from $654,000 for the three months ended December 31, 1999.

Total revenues for the six months ended December 31, 2000 increased $1,330,000, or 2.2%, to $62,631,000 as compared to $61,301,000 for the six months ended December 31, 1999 as a result of the factors described above.

Employee compensation and benefits for the six months ended December 31, 2000 increased $1,271,000, or 3.4%, to $39,112,000, as compared to $37,841,000 for the six months ended

December 31, 1999. As a percentage of total revenues, employee compensation and benefits increased from 61.7% for the six months ended December 31, 1999 to 62.4% for the six months ended December 31, 2000. The increase in employee compensation and benefits over the same period in the prior year results primarily from the Company's growth, certain regional pay scale adjustments and health insurance costs.

Purchased services and other expenses for the six months ended December 31, 2000 increased $1,251,000, or 7.3%, to $18,403,000, as compared to $17,152,000 for the six months ended December 31, 1999. As a percentage of total revenues, purchased services and other expenses increased to 29.4% for the six months ended December 31, 2000 from 27.9% for the six months ended December 31, 1999. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth, an increase in insurance costs and increased utilization of contracted services at certain locations. The increase in purchased services and other expenses as a percent of revenue over the same period in the prior year results primarily from an increase in insurance costs and increased utilization of contracted services at certain locations.

Depreciation and amortization for the six months ended December 31, 2000 increased $105,000 to $2,225,000 from $2,120,000 for the six months ended December 31, 1999. The increase in depreciation and amortization compared to the same period in the prior year is primarily attributable to depreciation of new capital expenditures, offset by the cessation of depreciation on the Helicon Youth Center.

Income from operations for the six months ended December 31, 2000 decreased $1,306,000, or 31.6%, to $2,824,000 as compared to $4,130,000 for the six months ended December 31, 1999, and decreased as a percentage of total revenues to 4.5% for the six months ended December 31, 2000 from 6.8% for the six months ended December 31, 1999, as a result of the factors described above.

Interest expense for the six months ended December 31, 2000 increased $141,000 to $1,199,000 as compared to $1,058,000 for the six months ended December 31, 1999. The increase in interest expense over the same period in the prior year is attributed to increases in both interest rates and outstanding borrowings. The increase in borrowing results primarily from the Company's purchase of property in North Carolina.

Other (income) expense for the six months ended December 31, 2000 decreased to expense of $48,000 versus expense of $50,000 for the six months ended December 31, 1999.

Provision for income tax expense for the six months ended December 31, 2000 decreased $575,000 to $694,000 from $1,269,000 for the six months ended December 31, 1999. The decrease results from the decrease in the Company's taxable income.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended December 31, 2000 was $6,111,000 on net income of $883,000 as compared to cash used of $4,020,000 on net income of $1,753,000 for the six months ended December 31, 1999. A decrease in accounts receivable combined with an increase in accounts payable were primary factors contributing to the provision of cash by operating activities during the fiscal 2001 period. The decrease in accounts receivable is the result of a number of factors including maturation of the conversion by the Company to a centralized billing office from local facility billing offices. The increase in accounts payable is primarily the result of differences in normal payment cycles. Working capital at December 31, 2000 was $20,986,000, as compared to $23,225,000 at June 30, 2000.

Cash used by investing activities was $9,763,000 for the six months ended December 31, 2000 as compared to cash provided by investing activities of $558,000 for the six months ended December 31, 1999. The change was due primarily to capital expenditures associated with the opening of programs in Charlotte, North Carolina and Dallas, Texas during the first six months of fiscal 2001 versus the collection of a note receivable during the first six months of fiscal 2000. Capital expenditures for the fiscal 2001 period include approximately $6,500,000 used to acquire and improve a site in Charlotte, North Carolina. The Company has placed a portion of the property, which is not expected to be used by the Company, for sale. Projected net proceeds of $3,150,000 have been classified as property held for sale, and are included in current assets, as the Company expects that a sale will be completed prior to fiscal year end.

Cash of $1,125,000 was provided by financing activities for the six months ended December 31, 2000, due primarily to net borrowings under the Company's credit facility, principally for the purchase of the North Carolina property. Cash of $3,481,000 was provided by financing activities for the six months ended December 31, 1999, due primarily to borrowings under the Company's credit facility, offset by funds used for the repurchase of shares of the Company's Common Stock.

The Company has a credit agreement (the "Credit Agreement") with SunTrust Bank and AmSouth Bank (jointly "the Lenders"). Under the terms of this agreement, as amended, the Lenders have made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $20,000,000, the term of which extends through April 30, 2002. The revolving line of credit bears interest at either (i) the one, two, three or six month LIBOR rate plus an applicable margin, which ranges between 1.75% and 3.25% and is dependent on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, or (ii) SunTrust Bank's index rate plus an applicable margin, which ranges between 0.75% and 2.25%, at the Company's option. At December 31, 2000, the outstanding balance under the revolving line of credit was $10,500,000.

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

Pursuant to the Company's acquisition of Somerset, Inc. in December 1998, the Company issued a note payable to the sellers totaling $2,375,000. This note bears interest at 6%, will amortize fully over the three-year period ending December 1, 2001, and is secured by the Company's real estate and improvements purchased pursuant to the Somerset transaction. At December 31, 2000, $839,000 was outstanding under the note and was included in current liabilities.

Helicon has entered into a $1,500,000 line of credit with AmSouth Bank. As a condition to this line of credit, the Company agreed to guarantee Helicon's performance under such line of credit. At December 31, 2000, the outstanding amount under Helicon's line of credit was $495,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2000, the Company had only cash equivalents, invested in high grade, very short term securities, which are not typically subject to material market risk and are not held for trading purposes. The Company has outstanding loans at both fixed and variable rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. For loans with variable interest rates, a hypothetical 10% change in interest rates would have an immaterial impact on the Company's future earnings, cash flows and fair values related to these instruments.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Shareholders on November 15, 2000 (the "Annual Meeting"). At the Annual Meeting, the shareholders of the Company voted to elect six directors, William J Ballard, Amy S. Harrison, Martha A. Petrey, Ph.D., Thomas B. Clark, Joseph A. Fernandez, Ed.D., and David L. Warnock for one-year terms and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for, against or withheld, with respect to each of the nominees for director:

         Nominee                            For          Against        Withheld
         ------------------              ---------       -------        --------
         William J Ballard               5,685,246                       435,213
         Amy S. Harrison                 5,684,924                       435,535
         Martha A. Petrey, Ph.D.         5,685,927                       434,532
         Thomas B. Clark                 5,876,795                       243,664
         Joseph A. Fernandez, Ed.D.      5,875,695                       244,764
         David L. Warnock                5,876,573                       243,886

The shareholders of the Company also voted to ratify the selection of Ernst & Young LLP as the Company's independent auditors for the 2001 fiscal year. The selection of the Company's auditors was ratified with 6,111,912 votes cast for ratification, 4,582 votes cast against ratification and 3,965 votes withheld.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are included herein:

         (10.1) Sixth Amendment to Credit Agreement by and between the Registrant and SunTrust Bank, Nashville, N.A. as agent and lender, dated February 13, 2001
         (10.2) Form of Indemnification Agreement
         (10.3) Form of Salary Continuation Agreement between the Registrant and Barbara J. Dalton, Elizabeth A. Guthrie, Barbara M. Lonardi, Martha A. Petrey, Francis M. Sauvageau, and Donald B. Whitfield

     (b) Reports on Form 8-K:

         Form 8-K - Reporting date - October 26, 2000
         Items reported - Item 9. Regulation FD Disclosure
         The Company announced its plans to provide an online web simulcast and rebroadcast of its 2001 first quarter earnings release conference call.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CHILDREN'S COMPREHENSIVE SERVICES, INC.
                                                 (Registrant)



Date:    February 14, 2001          /s/ WILLIAM J BALLARD
                                    --------------------------------------------
                                    William J Ballard
                                    Chairman and Chief Executive Officer

Date:    February 14, 2001          /s/ DONALD B. WHITFIELD
                                    --------------------------------------------
                                    Donald B. Whitfield
                                    Vice President of Finance, Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer)