Form 10-Q
period 2001-03-31
CHILDRENS COMPREHENSIVE SERVICES INC
filed 2001-05-15
CIK 816247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    --------------

                         Commission File Number 0-16162

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                         62-1240866
-------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

3401 West End Ave., Suite 400, Nashville, Tennessee              37203
---------------------------------------------------    ------------------------
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

Common Stock, $.01 Par Value, outstanding at May 5, 2001 - 7,215,539 shares
----------------------------------------------------------------------------

                                      INDEX

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                                                    Page
                                                                                                   Number
                                                                                                   ------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

                  Consolidated Balance Sheets -- March 31, 2001
                  and June 30, 2000...................................................................3

                  Consolidated Statements of Income --
                  Three and nine month periods ended March 31, 2001 and 2000..........................5

                  Consolidated Statements of Cash Flows --
                  Nine months ended March 31, 2001 and 2000...........................................6

                  Notes to Consolidated Financial Statements --
                  March 31, 2001......................................................................8

Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..............................................................10

Item 3. Quantitative and Qualitative Disclosures About Market Risk...................................18

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.............................................................18

SIGNATURES...........................................................................................19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                     March 31,      June 30,
(dollars in thousands)                                                2001            2000
                                                                    --------        --------
                                                                   (unaudited)

ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                     $  1,207        $  3,489
      Accounts receivable, net of allowance for doubtful
         accounts of $3,457 at March 31 and $3,913 at
         June 30                                                      27,104          27,203
      Property held for sale                                           3,150              --
      Prepaid expenses                                                   949           1,120
      Deferred income taxes                                            1,134           1,134
      Other current assets                                             1,644           1,716
                                                                    --------        --------

        TOTAL CURRENT ASSETS                                          35,188          34,662

PROPERTY AND EQUIPMENT, net                                           46,957          42,448

COST IN EXCESS OF NET ASSETS ACQUIRED, net                            11,775          12,479

DEFERRED INCOME TAXES                                                    246             246

OTHER ASSETS AND DEFERRED CHARGES, net                                   558             734
                                                                    --------        --------

         TOTAL ASSETS                                               $ 94,724        $ 90,569
                                                                    ========        ========

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                    March 31,       June 30,
(dollars in thousands)                                                2001            2000
                                                                    ---------       --------
                                                                  (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                $  3,906        $  2,488
    Current portion - long-term debt and capital leases                1,529             869
    Accrued employee compensation                                      4,499           4,019
    Income taxes payable                                                (446)             --
    Accrued other expenses                                             2,730           2,702
    Other liabilities and deferred revenue                               657           1,359
                                                                    --------        --------
         TOTAL CURRENT LIABILITIES                                    12,875          11,437

LONG-TERM DEBT AND CAPITAL LEASE
     OBLIGATIONS                                                      25,178          24,485
                                                                    --------        --------

         TOTAL LIABILITIES                                            38,053          35,922
                                                                    --------        --------

SHAREHOLDERS' EQUITY
      Preferred stock, par value $1.00 per share--
           10,000,000 shares authorized                                   --              --
      Common stock, par value $.01 per share--
            50,000,000 shares authorized; issued and
            outstanding 7,215,539 shares at March 31
            and 7,184,141 shares at June 30                               72              72
       Additional paid-in capital                                     50,575          50,502
       Retained earnings                                               6,024           4,073
                                                                    --------        --------

         TOTAL SHAREHOLDERS' EQUITY                                   56,671          54,647
                                                                    --------        --------

         TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY                                                $ 94,724        $ 90,569
                                                                    ========        ========

See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                       Three Months Ended              Nine Months Ended
                                                                            March 31,                       March 31,
                                                                    ------------------------        ------------------------
(in thousands, except per share amounts)                              2001            2000            2001            2000
                                                                    --------        --------        --------        --------

Revenues:
       Operating revenues                                           $ 33,001        $ 32,360        $ 94,001        $ 91,848
       Management fee income                                             861             664           2,492           2,477
                                                                    --------        --------        --------        --------
                                             TOTAL REVENUES           33,862          33,024          96,493          94,325
                                                                    --------        --------        --------        --------
Operating expenses:
       Employee compensation and benefits                             19,993          19,588          59,105          57,429
       Purchased services and other expenses                           9,913           8,885          28,316          26,037
       Depreciation and amortization                                   1,108           1,068           3,333           3,188
       Loss on Helicon receivables and loan guarantee                     --           2,368              --           2,368
       Related party rent                                                 41              28             108              86
                                                                    --------        --------        --------        --------
                                   TOTAL OPERATING EXPENSES           31,055          31,937          90,862          89,108
                                                                    --------        --------        --------        --------

Income from operations                                                 2,807           1,087           5,631           5,217
Other (income) expense:
       Interest expense                                                  588             586           1,787           1,644
       Other                                                             312             (10)            360              40
                                                                    --------        --------        --------        --------
                          TOTAL OTHER (INCOME) EXPENSE, NET              900             576           2,147           1,684
                                                                    --------        --------        --------        --------

Income before income taxes                                             1,907             511           3,484           3,533
Provision for income taxes                                               839             301           1,533           1,570
                                                                    --------        --------        --------        --------

                                                 NET INCOME         $  1,068        $    210        $  1,951        $  1,963
                                                                    ========        ========        ========        ========

Earnings per common share:
       Basic                                                        $   0.15        $   0.03        $   0.27        $   0.27
                                                                    ========        ========        ========        ========

       Diluted                                                      $   0.15        $   0.03        $   0.27        $   0.27
                                                                    ========        ========        ========        ========

See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Nine Months Ended
                                                                                 March 31,
                                                                         ------------------------
(in thousands)                                                             2001            2000
                                                                         --------        --------
OPERATING ACTIVITIES
       Net income                                                        $  1,951        $  1,963
       Adjustments to reconcile net income to net cash
               provided (used) by operating activities:
            Depreciation                                                    2,584           2,458
            Amortization                                                      749             730
            Provision for bad debts                                         1,326             839
            Loss on Helicon receivables and loan guarantee                     --           2,368
            Loss (gain) on disposal of property and equipment                 395             (46)
            Other                                                             125             107
Changes in operating assets and liabilities:
       Accounts receivable                                                 (1,227)         (4,244)
       Prepaid expenses                                                       171              22
       Other current assets                                                   198            (631)
       Accounts payable                                                     1,418          (1,595)
       Accrued employee compensation                                          480          (1,482)
       Accrued other expenses                                                  28             327
       Income taxes payable                                                  (446)           (497)
       Other liabilities                                                     (702)           (742)
                                                                         --------        --------
NET CASH PROVIDED (USED) BY OPERATING
          ACTIVITIES                                                        7,050            (423)
                                                                         --------        --------
INVESTING ACTIVITIES
       Sale of assets of CCS/Bay County                                        --           3,637
       Collection of note receivable                                           --           2,500
       Purchase of property and equipment                                 (10,821)         (3,978)
       Proceeds from sale of property and equipment                            57             635
       Decrease in other assets                                                 5              64
                                                                         --------        --------
NET CASH (USED) PROVIDED BY INVESTING
          ACTIVITIES                                                     $(10,759)       $  2,858
                                                                         --------        --------

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                             Nine Months Ended
                                                                                 March 31,
                                                                         ------------------------
(in thousands)                                                             2001            2000
                                                                         --------        --------

FINANCING ACTIVITIES
       Principal payments on revolving lines of credit, long-
           term borrowings and capital lease obligations                 $(15,646)       $ (9,607)
       Proceeds from revolving lines of credit and long-term
           borrowings                                                      17,000           9,900
       Common stock repurchased                                                --            (887)
       Proceeds from issuance of common stock, net                             73             137
                                                                         --------        --------
NET CASH PROVIDED (USED) BY FINANCING
           ACTIVITIES                                                       1,427            (457)
                                                                         --------        --------
(DECREASE) INCREASE IN CASH AND CASH
       EQUIVALENTS                                                         (2,282)          1,978
       Cash and cash equivalents at beginning of period                     3,489           1,774
                                                                         --------        --------
CASH AND CASH EQUIVALENTS AT END OF
           PERIOD                                                        $  1,207        $  3,752
                                                                         ========        ========

See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2001

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, the Company's prior fiscal year end.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended                   Nine Months Ended
                                                          March 31,                           March 31,
                                                ----------------------------        ----------------------------
                                                   2001              2000              2001              2000
                                                ----------        ----------        ----------        ----------

BASIC:

Average shares outstanding                       7,206,747         7,164,297         7,195,187         7,239,594
                                                ==========        ==========        ==========        ==========

Net income                                      $1,068,000        $  210,000        $1,951,000        $1,963,000
                                                ==========        ==========        ==========        ==========

Per share amount                                $     0.15        $     0.03        $     0.27        $     0.27
                                                ==========        ==========        ==========        ==========

DILUTED:

Average shares outstanding                       7,206,747         7,164,297         7,195,187         7,239,594

     Net effect of dilutive stock
     options and warrants                           45,050            25,315            29,586            58,812
                                                ----------        ----------        ----------        ----------

            TOTAL                                7,251,797         7,189,612         7,224,773         7,298,406
                                                ==========        ==========        ==========        ==========

Net income                                      $1,068,000        $  210,000        $1,951,000        $1,963,000
                                                ==========        ==========        ==========        ==========

Per share amount                                $     0.15        $     0.03        $     0.27        $     0.27
                                                ==========        ==========        ==========        ==========

NOTE E -- HELICON

In September 2000, Helicon and the Company initiated the closure of the Helicon Youth Center (the "HYC"). This action was taken because of difficulties encountered in operating the program to the quality standards demanded by the Company for the protection of both the program's youth and staff since Helicon entered a settlement agreement with Community Care Licensing ("CCL"), a division of California's Department of Social Services, in April 2000. Subsequent to entering into the settlement agreement, the HYC census had not reached expected levels and the ongoing compliance efforts of CCL had created an environment in which the programs at the HYC could not be operated effectively. Consequently, closure of the facility was deemed to be in the best interest of the Company, as well as the center's youth population and its staff. As a result of the closure, the Company recorded a pretax nonrecurring charge in the fourth quarter of fiscal 2000 of $6,237,000 for an impairment reserve for the carrying value of the HYC facility. The HYC is located on land that is owned by, and leased from, Riverside County, California.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and this Quarterly Report on Form 10-Q contain forward-looking statements and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. For this purpose, any statements contained herein that are not solely statements of historical fact may be deemed to be forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under "Business - Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General

As of March 31, 2001, the Company was providing education, treatment and juvenile justice services to approximately 3,700 at risk and troubled youth either directly or through management contracts. It currently offers these services through the operation and management of non-residential specialized education programs and day treatment programs and both open and secure residential treatment centers in 15 states. Revenues are recognized as services are rendered. The Company's non-residential programs, which historically have generated higher operating margins than the Company's residential facilities, generally receive revenues based on per diem rates. The Company's residential facilities generally receive revenues under either fixed fee contracts, at per diem rates or on a cost reimbursed basis.

Effective July 1998, the State of California implemented legislation which eliminated reimbursement to school districts for excused student absences. The legislation was designed to incentivize school districts that have high absentee rates and to encourage improvement in school attendance throughout the state. While written for public school districts, this legislation has impacted the Company's California educational day treatment programs, which historically have been compensated for excused student absences. Some of the Company's contracts with school districts provide no compensation for excused student absences, generally in exchange for a higher per diem rate. In addition, the legislation provided funding in the form of block grants made directly to the school districts, thereby creating the potential for the districts to undertake implementation of their own programs. Several of the school districts with which the Company has contracts have started programs which compete with services provided by the Company. The Company continues to monitor the implementation of this legislation.

The Company receives management fee income from third parties for services provided in managing a unit or facility. Payment for these services is typically based on a fixed fee plus reimbursement of expenses. The Company also recognizes management fee income from Helicon, Incorporated ("Helicon"), a Section 501(c)(3) not-for-profit corporation, for consulting, management and marketing services rendered pursuant to a Consulting and Marketing Agreement by and between Helicon and the Company (the "Helicon Agreement"). See "Helicon."

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

Helicon

As of March 31, 2001, the Company was providing consulting, management and marketing services to Helicon at 11 programs. Pursuant to the Helicon Agreement, which expires September 1, 2004, the Company is entitled to receive for these services management fee income in an amount equal to 6% of the monthly gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. The Company also leases three facilities to Helicon for the operation of certain of its programs. The Company is not currently receiving rent, nor does it anticipate receiving any future rent payments, for one of these facilities, the Helicon Youth Center (the "HYC"), and, in the fourth quarter of fiscal 2000, recorded an impairment reserve for the carrying value of this facility. Also during fiscal 2000, Helicon was unable to pay all management fees, lease payments and advances due to the Company, primarily as a result of the licensing investigation at the HYC. Based on the current level of operations being maintained by Helicon, the Company does not anticipate collecting any of these amounts. The Company also has guaranteed Helicon's obligations under a bank line of credit in the amount of $1,500,000 -- See "Liquidity."

In September 2000, Helicon and the Company initiated the closure of the HYC. This action was taken because of difficulties encountered in operating the program to the quality standards demanded by the Company for the protection of both the program's youth and staff since Helicon entered a settlement agreement with Community Care Licensing ("CCL"), a division of California's Department of Social Services, in April 2000. Subsequent to entering into the settlement agreement, the HYC census had not reached expected levels and the ongoing compliance efforts of CCL had created an environment in which the programs at the HYC could not be operated effectively. Consequently, closure of the facility was deemed to be in the best interest of the Company, as well as the center's youth population and its staff. As a result of the closure, the Company recorded a nonrecurring charge in fiscal 2000 for an impairment reserve for the carrying value of the HYC facility. The HYC is located on land that is owned by, and leased from, Riverside County, California. The Company has entered into discussions with Riverside County that potentially may lead to the recovery, through sale or sub-lease, of a portion of the Company's investment in the HYC. However, no degree of certainty can be placed on the outcome of these discussions.

Strategic Alternatives

In October 2000, the Company engaged McDonald Investments, Inc. as its exclusive financial advisor to assist the Company's Board of Directors in evaluating strategic alternatives that could enhance or maximize shareholder value. The Company is continuing to evaluate its strategic alternatives. Challenging industry conditions and credit markets have lengthened the time required to fully consider the alternatives available to the Company. A strategic alternative under consideration remains the maintenance of the Company as an independent, publicly held company.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to the Company's total revenues of certain items in the Company's statements of income:

                                                           Three Months Ended          Nine Months Ended
                                                                March 31,                   March 31,
                                                          --------------------        --------------------
                                                           2001          2000          2001          2000
                                                          ------        ------        ------        ------

Operating revenues                                          97.5%         98.0%         97.4%         97.4%
Management fee income                                        2.5           2.0           2.6           2.6
                                                          ------        ------        ------        ------
                                    TOTAL REVENUES         100.0         100.0         100.0         100.0
                                                          ------        ------        ------        ------
Employee compensation and benefits                          59.0          59.3          61.3          60.9
Purchased services and other expenses                       29.3          26.9          29.3          27.6
Depreciation and amortization                                3.3           3.2           3.5           3.4
Loss on Helicon receivables and loan guarantee                --           7.2            --           2.5
Related party rent                                           0.1           0.1           0.1           0.1
                                                          ------        ------        ------        ------
                          TOTAL OPERATING EXPENSES          91.7          96.7          94.2          94.5
                                                          ------        ------        ------        ------
Income from operations                                       8.3           3.3           5.8           5.5
Other (income) expense:
       Interest expense                                      1.7           1.8           1.8           1.7
       Other                                                 0.9            --           0.4            --
Provision for income taxes                                   2.5           0.9           1.6           1.7
                                                          ------        ------        ------        ------

                                        NET INCOME           3.2%          0.6%          2.0%          2.1%
                                                          ======        ======        ======        ======

Three Months Ended March 31, 2001 versus March 31, 2000

Operating revenues for the three months ended March 31, 2001 increased $641,000, or 2.0%, to $33,001,000 as compared to $32,360,000 for the three months ended March 31, 2000. The increase in operating revenues consists of approximately $3,400,000 due to the opening of new programs, principally in North Carolina, Florida and Texas, subsequent to the first three quarters of fiscal 2000 and approximately $900,000 due to same center revenue increases. The same center revenue increases were net of a decrease in California revenues resulting primarily from changes in funding methodologies at both the state and local levels. Revenue increases were offset by decreases of approximately $3,600,000 versus the same period in the prior year principally due to the sale of the Bay County, Florida facility, reductions as a result of the closure of the HYC and termination of the Company's contracts to manage two residential facilities and one alternative school in Texas.

Management fee income increased $197,000 for the three months ended March 31, 2001 to $861,000 from $664,000 for the three month period ended March 31, 2000. Management fee income recognized under the Helicon Agreement for the three months ended March 31, 2001 was $223,000 compared to zero for the three months ended March 31, 2000.

Total revenues for the three months ended March 31, 2001 increased $838,000, or 2.5%, to $33,862,000 as compared to $33,024,000 for the three months ended March 31, 2000 as a result of the factors described above.

Employee compensation and benefits for the three months ended March 31, 2001 increased $405,000, or 2.1%, to $19,993,000, as compared to $19,588,000 for the three months ended March 31, 2000. As a percentage of total revenues, employee compensation and benefits decreased from 59.3% for the three months ended March 31, 2000 to 59.0% for the three months ended March 31, 2001. The increase in employee compensation and benefits over the same period in the prior year results primarily from the Company's growth, certain regional pay scale adjustments and insurance costs.

Purchased services and other expenses for the three months ended March 31, 2001 increased $1,028,000, or 11.6%, to $9,913,000, as compared to $8,885,000 for the three months ended March 31, 2000. As a percentage of total revenues, purchased services and other expenses increased to 29.3% for the three months ended March 31, 2001 from 26.9% for the three months ended March 31, 2000. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth, increases in utility and insurance costs, bad debt expense and increased utilization of contracted services at certain locations.

Depreciation and amortization for the three months ended March 31, 2001 increased $40,000 to $1,108,000 from $1,068,000 for the three months ended March 31, 2000. The increase in depreciation and amortization compared to the same period in the prior year is primarily attributable to the depreciation of new capital expenditures, offset by the cessation of depreciation on the HYC.

During the quarter ended March 31, 2000, the Company experienced an unexpected and substantial decline in the census of the residential treatment program at the Helicon Youth Center in Riverside County, California. This decline occurred due primarily to the cessation of referrals to the HYC by Riverside County, pursuant to a licensing investigation by CCL, a division of California's Department of Social Services. Due primarily to the decline in census at the HYC and at the related group homes, Helicon revenues generated by these programs were below expectation during the third quarter of fiscal 2000. With Helicon's fiscal 2000 fourth quarter revenues also projected to be well below expectation, the Company established a reserve for its accounts receivable arising from its management services to, and lease arrangements with, Helicon, as well as for its guarantee of Helicon's $1,500,000 bank line of credit. This reserve resulted in a nonrecurring loss on Helicon accounts receivable and loan guarantee in the amount of $2,368,000 charged to the Company's financial results for its fiscal quarter ended March 31, 2000. See "Helicon."

Income from operations for the three months ended March 31, 2001 increased $1,720,000, or 158.2%, to $2,807,000 as compared to $1,087,000 for the three months ended March 31, 2000, and increased as a percentage of total revenues to 8.3% for the three months ended March 31, 2001 from 3.3% for the three months ended March 31, 2000 as a result of the factors described above.

Interest expense for the three months ended March 31, 2001 increased $2,000 to $588,000 as compared to $586,000 for the three months ended March 31, 2000. A decrease in debt outstanding versus the same period in the prior year was offset by an increase in the average interest rate on funds borrowed.

Other (income) expense for the three months ended March 31, 2001 decreased to expense of $312,000 as compared to income of $10,000 for the three months ended March 31, 2000. The fiscal 2001 expense is attributed principally to the write off of fixed assets associated with facility closures.

The provision for income taxes for the three months ended March 31, 2001 increased $538,000 to $839,000 from $301,000 for the three months ended March 31, 2000 primarily as a result of the increase in the Company's taxable income.

Nine months Ended March 31, 2001 versus March 31, 2000

Operating revenues for the nine months ended March 31, 2001 increased $2,153,000, or 2.3%, to $94,001,000 as compared to $91,848,000 for the nine months ended March 31, 2000. The increase in operating revenues consists of approximately $7,300,000 due to the opening of new programs, principally in North Carolina, Texas, Florida and Hawaii, subsequent to the first nine months of fiscal 2000 and approximately $5,400,000 due to same center revenue increases. The same center revenue increases were net of a decrease in California revenues resulting primarily from changes in funding methodologies at both the state and local levels. Revenue increases were offset by decreases of approximately $10,600,000 versus the same period in the prior year primarily due to the sale of the Bay County, Florida facility, the termination of four residential contracts in Alabama and Texas, the termination of two education contracts in Texas and reductions as a result of the closure of the HYC.

Management fee income increased $15,000 for the nine months ended March 31, 2001 to $2,492,000 from $2,477,000 for the nine month period ended March 31, 2000. Management fee income recognized under the Helicon Agreement for the nine months ended March 31, 2001 decreased $12,000 to $642,000 from $654,000 for the nine months ended March 31, 2000.

Total revenues for the nine months ended March 31, 2001 increased $2,168,000, or 2.3%, to $96,493,000 as compared to $94,325,000 for the nine months ended March 31, 2000 as a result of the factors described above.

Employee compensation and benefits for the nine months ended March 31, 2001 increased $1,676,000, or 2.9%, to $59,105,000, as compared to $57,429,000 for the nine months ended March 31, 2000. As a percentage of total revenues, employee compensation and benefits increased from 60.9% for the nine months ended March 31, 2000 to 61.3% for the nine months ended March 31, 2001. The increase in employee compensation and benefits over the same period in the prior year results primarily from the Company's growth, certain regional pay scale adjustments and insurance costs.

Purchased services and other expenses for the nine months ended March 31, 2001 increased $2,279,000, or 8.8%, to $28,316,000, as compared to $26,037,000 for the nine months ended March 31, 2000. As a percentage of total revenues, purchased services and other expenses increased to 29.3% for the nine months ended March 31, 2001 from 27.6% for the nine months ended March 31, 2000. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth, increases in insurance costs and bad debt expense and increased utilization of contracted services at certain locations.

Depreciation and amortization for the nine months ended March 31, 2001 increased $145,000 to $3,333,000 from $3,188,000 for the nine months ended March 31, 2000.
The increase in depreciation
and amortization compared to the same period in the prior year is primarily attributable to depreciation of new capital expenditures, offset by the cessation of depreciation on the HYC.

During the quarter ended March 31, 2000, the Company experienced an unexpected and substantial decline in the census of the residential treatment program at the Helicon Youth Center in Riverside County, California. This decline occurred due primarily to the cessation of referrals to the HYC by Riverside County, pursuant to a licensing investigation by CCL, a division of California's Department of Social Services. Due primarily to the decline in census at the HYC and at the related group homes, Helicon revenues generated by these programs were below expectation during the third quarter of fiscal 2000. With Helicon's fiscal 2000 fourth quarter revenues also projected to be well below expectation, the Company established a reserve for its accounts receivable arising from its management services to, and lease arrangements with, Helicon, as well as for its guarantee of Helicon's $1,500,000 bank line of credit. This reserve resulted in a nonrecurring loss on Helicon accounts receivable and loan guarantee in the amount of $2,368,000 charged to the Company's financial results for its fiscal quarter ended March 31, 2000. See "Helicon."

Income from operations for the nine months ended March 31, 2001 increased $414,000, or 7.9%, to $5,631,000 as compared to $5,217,000 for the nine months ended March 31, 2000, and increased as a percentage of total revenues to 5.8% for the nine months ended March 31, 2001 from 5.5% for the nine months ended March 31, 2000, as a result of the factors described above.

Interest expense for the nine months ended March 31, 2001 increased $143,000 to $1,787,000 as compared to $1,644,000 for the nine months ended March 31, 2000. The increase in interest expense over the same period in the prior year is attributed to an increase in interest rates.

Other (income) expense for the nine months ended March 31, 2001 decreased to expense of $360,000 versus expense of $40,000 for the nine months ended March 31, 2000. The fiscal 2001 expense is attributed principally to the write off of fixed assets associated with facility closures.

Provision for income tax expense for the nine months ended March 31, 2001 decreased $37,000 to $1,533,000 from $1,570,000 for the nine months ended March 31, 2000. The decrease results primarily from the decrease in the Company's taxable income.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended March 31, 2001 was $7,050,000 on net income of $1,951,000 as compared to cash used of $423,000 on net income of $1,963,000 for the nine months ended March 31, 2000. A decrease in accounts receivable combined with an increase in accounts payable were primary factors contributing to the provision of cash by operating activities during the fiscal 2001 period. The decrease in accounts receivable is the result of a number of factors including maturation of the conversion by the Company to a centralized billing office from local facility billing offices. The increase in accounts payable is primarily the result of differences in normal payment cycles. An increase in accounts receivable combined with a decrease in accounts payable and accrued employee compensation were primary factors contributing to the use of cash by operating activities during the fiscal 2000 period. The increase in accounts receivable was the result of a number of factors, including an increase in the Company's revenues and the conversion by the

Company to a centralized billing office from local facility billing offices. The decrease in accounts payable was primarily the result of differences in normal payment cycles. The decrease in accrued employee compensation was the result of differences in normal pay cycles and the payment of annual bonuses. Working capital at March 31, 2001 was $22,313,000, as compared to $23,225,000 at June 30, 2000.

Cash used by investing activities was $10,759,000 for the nine months ended March 31, 2001 as compared to cash provided by investing activities of $2,858,000 for the nine months ended March 31, 2000. The change was due primarily to capital expenditures associated with the opening of programs in Charlotte, North Carolina and Dallas, Texas during the first nine months of fiscal 2001 versus the collection of a note receivable and the sale of CCS/Bay County assets during the first nine months of fiscal 2000. Capital expenditures for the fiscal 2001 period include approximately $6,500,000 used to acquire and improve a site in Charlotte, North Carolina. The Company has executed a contract for the sale of that portion of the property which was not required by the Company. Projected net proceeds of $3,150,000 have been classified as property held for sale, and are included in current assets, as the Company expects that the sale will be completed prior to fiscal year end.

Cash of $1,427,000 was provided by financing activities for the nine months ended March 31, 2001, due primarily to net borrowings under the Company's credit facility, principally for the purchase of the North Carolina property. Cash of $457,000 was used by financing activities for the nine months ended March 31, 2000, due primarily to funds used for the repurchase of shares of the Company's common stock, offset by borrowings under the Company's credit facility.

The Company has a credit agreement (the "Credit Agreement") with SunTrust Bank and AmSouth Bank (jointly "the Lenders"). Under the terms of the Credit Agreement, as amended, the Lenders have made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $20,000,000, the term of which extends through April 30, 2002. The revolving line of credit bears interest at either (i) the one, two, three or six month LIBOR rate plus an applicable margin, which ranges between 1.75% and 3.25% and is dependent on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, or (ii) SunTrust Bank's index rate plus an applicable margin, which ranges between 0.75% and 2.25%, at the Company's option. At March 31, 2001, the outstanding balance under the revolving line of credit was $11,000,000.

Under the Credit Agreement, the Company also entered into a term loan with the Lenders in the amount of $15,000,000 at a fixed 8.10% effective interest rate. The term loan extends through December 2005. No payment of principal is required until January 2002, at which time increasing payments that amortize the loan fully are due over the remaining four years of the Credit Agreement. Included in current liabilities is the principal payment of approximately $838,000 due in January 2002.

The Credit Agreement requires the Company to comply with certain restrictive covenants with respect to its business and operations and to maintain certain financial ratios. The restrictive covenants under this agreement prohibit the Company, without the prior consent of the Lenders, from entering into major corporate transactions, such as a merger, tender offer or sale of its assets, and from incurring additional indebtedness in excess of $500,000. The Credit Agreement also prohibits the Company from declaring dividends in excess of 25% of the Company's net income during any fiscal year and from repurchasing any shares of the Company's common stock beyond those already repurchased pursuant to the Company's 1,000,000 share buyback program. The revolving line of credit and term loan are secured primarily by the Company's accounts receivable and equipment.

Pursuant to the Company's acquisition of Somerset, Inc. in December 1998, the Company issued a note payable to the sellers totaling $2,375,000. This note bears interest at 6%, will amortize fully over the three-year period ending December 1, 2001, and is secured by the Company's real estate and improvements purchased pursuant to the Somerset transaction. At March 31, 2001, $634,000 was outstanding under the note and was included in current liabilities.

Helicon has entered into a $1,500,000 line of credit with AmSouth Bank. As a condition to this line of credit, the Company agreed to guarantee Helicon's performance under such line of credit. At March 31, 2001, the outstanding amount under Helicon's line of credit was $30,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At March 31, 2001, the Company had only cash equivalents, invested in high grade, very short term securities, which are not typically subject to material market risk and are not held for trading purposes. The Company has outstanding loans at both fixed and variable rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. For loans with variable interest rates, a hypothetical 10% change in interest rates would have an immaterial impact on the Company's future earnings, cash flows and fair values related to these instruments.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (b)      Reports on Form 8-K:

                  Form 8-K - Reporting date - February 6, 2001
                  Items reported - Item 9. Regulation FD Disclosure
                  The Company announced its plans to provide an online web simulcast and rebroadcast of its 2001 second quarter earnings release conference call.

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

                                    CHILDREN'S COMPREHENSIVE SERVICES, INC.
                                    ---------------------------------------
                                                 (Registrant)


Date: May 15, 2001    /s/ WILLIAM J BALLARD
                      ---------------------------------------------------------
                             William J Ballard
                             Chairman and Chief Executive Officer


Date: May 15, 2001    /s/ DONALD B. WHITFIELD
                      ---------------------------------------------------------
                             Donald B. Whitfield
                             Vice President of Finance, Chief Financial Officer (Principal Financial and Accounting Officer)