Form 10-K405
period 2001-06-30
CHILDRENS COMPREHENSIVE SERVICES INC
filed 2001-09-28
CIK 816247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(MARK ONE)                          FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED JUNE 30, 2001
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 0-16162

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                       62-1240866
---------------------------------                    ----------------------
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification Number)

3401 West End Ave., Ste 400 Nashville, Tennessee               37203
------------------------------------------------            ----------
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (615) 250-0000
                                                  ------------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $ .01
                          Common Stock Purchase Rights
                          ----------------------------
                                (Title of Class)

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

The aggregate market value of voting stock held by non-affiliates of the Company as of September 18, 2001 was $21,188,000.

The number of shares outstanding of the issuer's common stock, par value $ .01 per share, as of September 18, 2001 was 7,228,942.

                                TABLE OF CONTENTS

                                                                              Page
                                                                              ----
                                PART I
Item 1.  Business                                                               3
Item 2.  Properties                                                            19
Item 3.  Legal Proceedings                                                     20
Item 4.  Submission of Matters to a Vote of Security Holders                   20

                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters                                                               21
Item 6.  Selected Financial Data                                               22
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             23
Item 7A. Quantitative and Qualitative Disclosures about Market Risk            30
Item 8.  Financial Statements and Supplementary Data                           31
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                              54

                               PART III

Item 10. Directors and Executive Officers of the Registrant                    54
Item 11. Executive Compensation                                                58
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                            62
Item 13. Certain Relationships and Related Transactions                        64

                                PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K                                                              65

         Signatures                                                            66

                                     PART I
                                ITEM 1. BUSINESS

GENERAL

         Children's Comprehensive Services, Inc., a Tennessee corporation formed in 1985, and subsidiaries (collectively, the "Company") is one of the oldest and largest for-profit providers of services for at-risk and troubled youth in the United States. The Company's programs include a comprehensive continuum of services provided in both residential and non-residential settings for youth who have severe psychiatric disorders or who are emotionally disturbed, behaviorally disordered, developmentally delayed, learning disabled or medically fragile. The Company provides its services at facilities located in Alabama, Arkansas, California, Florida, Hawaii, Kentucky, Michigan, Montana, North Carolina, Ohio, Pennsylvania, Tennessee, Texas and Utah. As of June 30, 2001, the Company was providing education, treatment and juvenile justice services, either directly or through its variable fee management contracts, to approximately 3,400 at-risk youth. The Company also provides consulting, management and marketing services for Helicon, Incorporated ("Helicon"), a not-for-profit corporation, which has similar programs in California and Tennessee. In addition, the Company may provide management services to community mental health centers, behavioral units in medical facilities and third parties for fixed fees.

RECENT DEVELOPMENTS

         On August 9, 2001, the Company announced that it had signed a definitive merger agreement with KIDS Holdings, Inc. ("KIDS Holdings") and its wholly-owned subsidiary, Ameris Acquisition, Inc. ("Ameris"), pursuant to which KIDS Holdings would acquire all of the Company's outstanding common stock for $6.00 per share. Under the terms of the merger agreement, Ameris will be merged with the Company, with the Company being the surviving entity and becoming a wholly-owned subsidiary of KIDS Holdings. The transaction remains subject to a number of contingencies, including Ameris obtaining the required financing, approval by the Company's shareholders, a lack of material adverse change in the Company's business and other usual and customary closing conditions. Ameris has obtained commitments for a majority of the financing required to close the transaction, but a substantial amount of additional financing remains to be secured. No assurance can be given that the required financing can be secured or that the merger will be consummated.

THE MARKET FOR THE COMPANY'S SERVICES

         The Company believes the market for its services for at-risk and troubled youth is large and growing. The population of at-risk and troubled youth ranges from youth who have been abused and neglected to those who are seriously emotionally disturbed. At one end of the spectrum are at-risk youth. These are youth who are not functioning well in school or at home, exhibit such behavior as aggressive noncompliance with parents and authority figures, chronic truancy, fighting, running away and alcohol or drug abuse. Children classified as requiring special education services comprise a large subset of the at-risk youth population. Of the 6.1 million children in special education programs during the 1998-99 school year, 2.8 million were diagnosed as having specific learning disabilities and over 463,000 were considered seriously emotionally disturbed. At the other end of the spectrum are troubled youth. These are youth who have committed serious and/or violent crimes, such as sex offenses, robberies, assaults and drug trafficking. In 1999, there were 2.5 million arrests of juveniles under 18 years of age, accounting for 16% of all violent crime, 33% of all burglary arrests, 24% of all weapons arrests and 14% of murder and aggravated assault arrests. Juveniles were involved in 13% of all drug arrests and, in 1998, were involved in 27% of all serious violent crimes, including sexual assaults, robberies and aggravated assaults. As stated in the Federal Interagency Forum on Child and Family Statistics 2001 Report, violence affects the quality of life of young people who experience, witness, or feel threatened by it. In addition to the direct physical harm suffered by young victims of serious violence, such violence can adversely affect victims' mental health and development and increase the likelihood that they themselves will commit acts of serious violence. Youth ages 12 to 17 are twice as likely as adults to be victims of serious violent crimes, which include aggravated assault, rape, robbery (stealing by force or threat of violence), and homicide.

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

         The federal Individuals with Disabilities Education Act mandates that all children with disabilities be provided a free and appropriate education which emphasizes special education and related services designed to meet their unique needs. Governmental agencies traditionally have provided education, treatment and juvenile justice services for at-risk and troubled youth either directly or through private providers of these services. The Company believes that the increasing number of youth in the United States and the increasing prevalence of juvenile crime have resulted in a growing demand for these services for at-risk and troubled youth, which will make it increasingly less likely that governmental entities will be able to provide the necessary services directly. As a result, there is a growing trend throughout the United States toward privatization of education, treatment and juvenile justice services, as governments of all types face continuing pressure to control costs and improve the quality of services. Furthermore, the Company believes that, as the demand for special education services for at-risk and troubled youth continues to grow and receive increasing levels of attention from lawmakers and the general public, government funding for juvenile services will continue to increase. Although the number and scope of privatized services for at-risk and troubled youth has increased dramatically in recent years, the Company estimates that a relatively small percentage of these services are currently privately managed. Based on the combination of the current demographic and societal factors affecting at-risk and troubled youth, the Company believes that the demand for its services for these youth will continue to increase and, increasingly, the private sector will be called upon to meet the growing demands for these services.

SERVICES PROVIDED BY THE COMPANY

         The Company, directly and through programs managed for Helicon, educates and treats at-risk and troubled youth through a comprehensive continuum of services that are designed to address the specific needs of each youth and to return the youth to their schools or communities. The Company's programs, ranging from non-residential family preservation programs to 24-hour secure facilities, are based predominantly on models designed to achieve behavior modification through therapy, counseling and, when necessary, pharmaceuticals. The Company's programs include computer-based educational/vocational training and comprehensive programs for behavior change, including individual, group and family counseling, social and independent living skills training, empathy development, critical thinking and problem solving, anger management, substance abuse treatment and relapse prevention. These programs are designed to increase self-control and effective problem-solving; to teach youth how to understand and consider other people's values, behaviors and feelings; to show youth how to recognize how their behavior affects other people and why others respond to them as they do; and to teach them alternative, responsible, interpersonal behaviors. Although certain youth in the Company's programs require both pharmaceutical treatment and therapy, the Company's goal is to minimize or eliminate the use of pharmaceuticals whenever possible over the course of its involvement with the youth. When pharmaceutical treatment is appropriate, pharmaceuticals are prescribed by licensed physicians and may be administered by Company personnel. The Company also provides education to medically fragile youth. New services and programs are regularly developed to address the specific needs of an identified at-risk youth population, such as serious criminal offenders, juvenile sex offenders or gender specific programming. The Company believes that the breadth of its services makes the Company attractive to members of the community and a broad spectrum of payors, as well as to local, state and federal governmental agencies. As of June 30, 2001, the Company was providing services directly and through management contracts to approximately 2,000 youth in its non-residential programs and 1,400 youth in its residential programs.

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

Non-Residential Programs. The Company's non-residential youth services programs are designed to meet the special needs of at-risk and troubled youth and their families, while enabling each youth to remain in his or her home and community. As described below, non-residential services provided by the Company may include behavioral day treatment programs, educational day treatment programs, alternative education programs, diversionary education programs, family preservation programs and on-site education programs in emergency shelters and diagnostic centers.

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

Residential Psychiatric Treatment Programs. The Company's residential psychiatric treatment programs provide medical and behavioral treatment to behaviorally and emotionally disturbed youth who suffer from depression, chemical dependency and other psychiatric disorders. These treatment programs are based on a medical model and are designed to achieve behavior modification through the use of therapy and medical treatment, including pharmaceuticals. Medical treatment services are provided by licensed physicians who contract with the Company to provide such services. Services offered at these programs include therapy groups, drug education and 12-step recovery meetings. A primary goal of the Company's residential psychiatric programs is to develop positive support systems for the youth to allow for discharge to a less structured environment.

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

Management Services. In addition to management services provided to Helicon, the Company may provide management services to Community Mental Health Centers ("CMHCs"), behavioral units in medical/surgical facilities and to third parties. Contract terms may vary in length from one to three years with reimbursement based on the services being provided. Reimbursement ranges from the Company assuming full control of the facility to a fixed fee for specified services. Services may be provided in both residential and non-residential settings.

         The table below sets forth certain information regarding the programs operated by the Company directly or through management contracts during the fiscal year:

                                                                                Average
                                                                               Population            Commencement of
Location                             Program Type                                FY2001                Operations
--------                             ------------                              ----------            ---------------
COMPANY PROGRAMS

Alabama               Detention, therapeutic wilderness,
                         secure residential                                        145               September 1989

Arkansas              Alternative education                                        220                    June 1997
                      Acute and residential psychiatric treatment                   74                    June 1997

California            Educational day treatment                                    864                 January 1980

Florida               Diversionary education, alternative education                 86               September 1995
                      Residential treatment, secure residential                    106                    June 1997

Hawaii                Educational day treatment                                     10                 January 1999
                      Residential treatment                                         13                February 2000

Kentucky              Behavioral day treatment, alternative education               50                    June 1997
                      Acute psychiatric and residential treatment                   66                    June 1997

Louisiana             Diversionary education and family preservation                37                November 1991

Michigan              Secure residential                                            30                    June 1997

Montana               Alternative education, behavioral day treatment              149                    June 1997
                      Acute psychiatric and residential psychiatric
                         treatment and detention                                    62                    June 1997

North Carolina        Behavioral day treatment                                      23                November 2000
                      Residential treatment                                         29                November 2000

Ohio                  Family preservation                                           24               September 2000
                      Secure residential treatment and residential treatment        37                   March 1999

Pennsylvania          Residential psychiatric treatment                             72                November 1998

Tennessee             Detention, residential treatment,
                      diagnostic and evaluation services,
                      residential psychiatric treatment                            374                November 1985

Texas                 Alternative education, educational day treatment             455               September 1996
                      Acute and residential psychiatric treatment,
                         secure residential                                        218                 October 1997

Utah                  Acute psychiatric and residential treatment                   82                    June 1997

HELICON PROGRAMS

Tennessee             Family preservation, education day treatment,
                         diversionary education, on-site educational
                          services in emergency shelters and diagnostic
                          centers                                                  324                    July 1988

California            Residential treatment, residential  psychiatric
                          treatment, secure residential                            161                    June 1988

         Management contracts entered into by the Company generally have original terms from one to three years. These contracts typically provide for a fixed monthly fee and reimbursement of expenses.

OPERATIONAL PROCEDURES

         The Company's programs are designed to provide a range of consistent, high quality and cost-effective education, treatment and juvenile justice services to meet a wide variety of needs for the various segments of the at-risk and troubled youth population. All acute and certain other facilities of the Company admit patients 24 hours a day, seven days a week. The Company generally is responsible for the overall operation of its own and Helicon's facilities and programs, including staff recruitment, general administration and security and supervision of the youth in their programs.

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

Quality Assessment & Outcome Evaluation. The Company strives to enhance the quality of its program offerings and the quality of its highly trained and dedicated staff to improve the positive impact that its programs have on the individuals they serve. The Company has developed a model of ongoing program evaluation and quality management, Mastery Achievement Program ("MAP"), which the Company believes provides critical feedback to measure the quality of its various programs. The Company has implemented MAP at each of its facilities. The MAP provides regular feedback on percentage achievement of standards to measure whether a program is achieving its performance objectives. The quality of care standard data is computer scanned on a weekly or monthly basis and graphs are developed which show ongoing visual representations of progress towards meeting standards. Feedback is then provided to the Company's administrators, corporate managers and staff so that each team member is aware on a timely basis of compliance with program standards. The Company believes that the MAP is a vital management tool to evaluate the quality of its programs, and that it has been useful as a marketing tool to promote the Company's programs since it provides more meaningful and significant data than is usually provided by routine contract licensing monitoring of programs. To obtain additional information on program effectiveness, the Company contracts with a third party to provide outcome data. This outcome research now covers the Company's Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") and CARF accredited programs.

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

         Generally, governmental agencies responsible for juvenile justice or youth education and treatment services procure services through RFPs or RFQs. As part of the Company's process of responding to RFPs, management meets with appropriate personnel from the agency making the request to best determine the agency's distinct needs. If the project fits within the Company's strategy, the Company will then submit a written response to the RFP. A typical RFP requires bidders to provide detailed information, including the services to be provided by the bidder, its experience and qualification and the price at which the bidder is willing to provide the services. The Company sometimes engages independent consultants to assist it in responding to RFPs. Based on the proposals received in response to an RFP, the agency will award a contract to the successful bidder. In addition to issuing formal RFPs, local jurisdictions may issue an RFQ. In the RFQ process, the requesting agency selects a firm believed to be most qualified to provide the requested services and then negotiates the terms of the contract with that firm, including the price at which its services are to be provided.

         The Company also attends and promotes its services at key conferences throughout the United States where potential government clients are present. Key management staff are requested on occasion by governmental agencies to make presentations at such conferences or to provide professional training.

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

RELATIONSHIP WITH HELICON

         The Company conducts a portion of its business through its relationship with Helicon, a Section 501(c)(3) not-for-profit corporation. As of June 30, 2001, the Company was providing consulting, management and marketing services to Helicon at ten programs. Services provided to Helicon by the Company include operational, management, marketing, program design, financial and other support services, including payroll, budgeting and accounting. The Company is entitled to receive management fees for these services based on the gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. Prior to fiscal 1997, Helicon was unable to pay all management fees, lease payments or advances owed the Company. At June 30, 2000, such unpaid management fees, lease payments, advances and interest due the Company on those obligations, which totaled approximately $8,500,000, were forgiven by the Company, based on the inability of Helicon to repay those amounts. The $8,500,000 had been fully reserved by the Company prior to fiscal 1997. During fiscal 2000, Helicon was unable to pay all management fees, lease payments and advances due to the Company, resulting in a charge to operations in the amount of $2,368,000. Based on the current level of operations being maintained by Helicon, the Company does not anticipate collecting any of this amount. The Helicon Agreement expires September 1, 2004. The Company leases three facilities to Helicon for the operation of certain of its programs. The Company is not currently receiving rent, nor does it anticipate receiving any future rent payments, for one of these facilities, the Helicon Youth Center, and has recorded an impairment reserve for the carrying value of this facility. The Company also has guaranteed Helicon's obligations under a bank line of credit in the amount of $1,500,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note E of the notes to consolidated financial statements.

MAJOR CUSTOMERS

         During the fiscal year ended June 30, 2001, the Company had no customers which generated 10% or more of its consolidated revenues.

SOURCES OF REVENUE

         The Company's residential centers and day treatment centers receive payments from (i) the federal government and state and local governments, pursuant to contracts with such entities, as well as payments under Medicaid Under 21, CHAMPUS and other governmental programs, (ii) Blue Cross and other private indemnity carriers, health maintenance organizations, preferred provider organizations and other managed care programs, (iii) self-insured employers and
(iv) patients directly. In addition, the Company receives management fees from entities, including Helicon, to which management services are provided.

Medicaid. The Medicaid program, created by the Social Security Amendments of 1965, is designed to provide medical assistance to welfare recipients, indigent individuals who meet state eligibility standards and certain individuals who meet federally specified poverty guidelines. Medicaid is a joint federal and state program. Each Medicaid program is financed with federal and state funds and is operated by the state within federal guidelines requiring coverage of certain individuals and services and allowing wide latitude in covering additional individuals and services. Reimbursement rates under the Medicaid program are set by each participating state, and rates and covered services may vary from state to state according to a federally approved state plan. The federal government and many states are currently considering ways to limit the increase in the level of Medicaid funding which, in turn, could adversely affect future levels of Medicaid reimbursement received by the Company. The Company participates in Medicaid Under 21 programs in five states in which it operates residential facilities.

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

Annual Cost Reports. In order to receive reimbursement under some state Medicaid programs, the Company is required to submit cost reports detailing the costs incurred by its facilities in providing care to Medicaid enrollees. These cost reports are subject to government audits which may result in adjustments to the amounts ultimately determined to be due the Company under these reimbursement programs. These audits often do not result in a final determination of amounts due to providers under the programs based on costs until several years have passed. The Company believes that adequate provision has been made for any material adjustments that might result from all of such audits and that final resolution of all cost reports will not have a material adverse effect upon the Company's financial position or results of operations.

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

GOVERNMENT REGULATION AND FACILITY ACCREDITATION

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

Certificate of Need. Four of the states in which the Company operates have in effect Certificate of Need ("CON") laws applicable to the services provided by the Company. Under those laws, a hospital generally must obtain state approval prior to (i) making capital expenditures in excess of certain threshold amounts,
(ii) expanding or relocating bed capacity or facilities, (iii) acquiring certain medical equipment, or (iv) instituting certain new services. The general effect of these laws is to increase the difficulty associated with establishing new or expanding existing facilities or services. The Company may, however, experience other adverse effects from state CON requirements or changes in such requirements, including the possibility that the Company experiences adverse financial affects because it is unable to expand or modify services in a state with CON requirements.

Utilization Review. Federal law contains numerous provisions designed to ensure that services rendered by healthcare facilities to Medicaid patients meet recognized professional standards and are medically necessary, as well as to ensure that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicaid patients must be reviewed by peer review organizations ("PROs") in a timely manner to determine the medical necessity of the admissions. In addition, under the Peer Review Improvement Act of 1982 (the "Peer Review Act"), PROs may deny payment for services provided and, in more extreme cases, have the authority to recommend to the federal Department of Health and Human Services that the provider be fined or excluded from the Medicaid programs.

         Each of the Company's acute psychiatric residential facilities has developed and implemented a quality assurance and improvement program and implemented procedures for utilization review to meet its obligations under the Peer Review Act. In the past, PROs have not denied significant amounts of the Company's charges. Nevertheless, the activities of PROs and other public and private utilization review agencies will likely continue to have the effect of causing physicians who practice at the Company's acute psychiatric residential facilities to reduce the number of patient admissions or their overall length of stay. The Company believes that compliance with regulations overseen by PROs has reduced the number of patient admissions and the length of stays of Medicaid patients.

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

         In order to provide guidance to health care providers with respect to the Anti-Kickback Statute, the Office of Inspector General ("OIG") has issued regulations creating certain "safe harbors." These "safe harbors" set out requirements which, if met by an individual or entity, insulate that individual or entity from an enforcement action under the Anti-Kickback Statute. Compliance with the Anti-Kickback safe harbors is not required by law. However, failure to comply means that a provider is not assured of protection from investigation or prosecution under this statute.

         The Company and its subsidiaries have entered into various types of agreements with physicians and other health care providers in the ordinary course of operating their facilities, many of which provide for payments to such persons by the Company as compensation for their services. The most common of these include medical director and provider agreements with physicians. In addition, the Company and its subsidiaries have entered into various leases, management contracts and managed care contracts. Although all of these contracts do not satisfy all the applicable requirements (one of which, for example, includes a requirement that contracts with physicians set the aggregate amount of physician compensation in advance) contained in the Anti-Kickback Statute safe harbor regulations that relate to such arrangements, the Company believes that such contracts do not violate the Anti-Kickback Statute because all of such arrangements (i) are intended to achieve legitimate business purposes, (ii) provide compensation that is based on fair market value for items or services that are actually provided, and (iii) are not dependent on the volume or value of referrals. However, there can be no assurance that (i) government enforcement agencies will not assert that certain of these arrangements are in violation of the Anti-Kickback Statute or (ii) the Anti-Kickback Statute will ultimately be interpreted by the courts in a manner consistent with the Company's practices. Additional proposed safe harbors are expected to be published in the future by the OIG, and the OIG may modify the existing safe harbors. The Company is unable to predict whether its relationship with physicians and other parties will comply with any new or modified safe harbors.

         In 1989, Congress passed the legislation commonly referred to as the Stark Bill ("Stark I") as part of the Omnibus Budget Reconciliation Act of 1989. Stark I went into effect on January 1, 1992. Stark I prohibited certain physician referrals to clinical laboratories in which the physician or close family member has a "financial relationship." In 1993, Congress passed an amendment to Stark I which became effective on January 1, 1995. This amendment is commonly referred to as "Stark II" (collectively "Stark") and expanded the scope of the referral prohibition to cover referrals for any of 12 "designated health services." "Designated health services" includes both inpatient and outpatient hospital services. Thus, Stark prohibits a physician from referring Medicare patients to an entity in which that physician or a member of the physician's immediate family has a "financial relationship" for the provision of inpatient and outpatient hospital services. "Financial relationship" is defined to include both direct and indirect "ownership interests in" and "compensation arrangements with" the entity. Stark provides certain exceptions that exempt certain compensation arrangements and ownership interests from the statute's prohibitions including the rental of space and equipment, and certain personal services and management contracts. The Centers for Medicare and Medicaid Services ("CMMS"), formerly known as the Health Care Financing Administration, issued Phase I of the final regulations implementing Stark II on January 4, 2001. Phase II of the regulations are expected to be issued in the near future.

         The Company has attempted to tailor its financial relationships with physicians in ways that will not violate Stark and similar state statutes. However, there can be no assurance that (i) government enforcement agencies will not contend that certain of these financial relationships are in violation of the Stark legislation, (ii) that the Stark legislation will ultimately be interpreted by the courts in a manner consistent with the Company's practices, or (iii) Phase II of the regulations when issued in final form will result in an interpretation by the courts in a manner consistent with the Company's practices.

         The federal government has made investigating, prosecuting and pursuing other enforcement activities of these federal laws a major priority, and the government scrutiny of health care providers' compliance with these laws is expected to continue during the foreseeable future. Such prosecutions and investigations are expensive to defend and injurious to a provider's reputation, even when no illegal conduct is ultimately found. If the federal government were to undertake an investigation or prosecution of the Company, it would likely have a material effect on the Company and its operations.

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

Other Fraud and Abuse Laws. Various federal statutes impose severe criminal and civil liability on health care providers that make false statements relating to claims for payments under Medicaid and other government health care programs. One of the primary statutes utilized by the government and private citizens ("whistleblowers") has been the Federal False Claims Act ("FCA"). The FCA imposes liability on individuals or entities that knowingly present or cause to be presented a false or fraudulent claim for payment to the United States government. Knowingly includes not only having actual knowledge of the falsity of the claim but also acting in reckless disregard of the truth or falsity of the claim. This statute allows for the imposition of a civil penalty of up to $11,000 for each false claim submitted or caused to be submitted to the government and three times the amount of the damage to the government. A number of states have adopted similar laws that impose criminal and civil liability for the submission of false claims.

         In August 1996, Congress enacted the Health Insurance Portability and Accountability Act ("HIPAA"), which generally became effective January 1, 1997. Among other things, HIPAA (i) added several new offenses, (ii) expanded the scope of certain existing laws by including private health insurance plans as well as the Medicaid programs, (iii) increased penalties for certain existing offenses, (iv) significantly increased funding for health care fraud and abuse detection and prosecution efforts, including authorizing informants to share in recoveries and establishing a national health care fraud and abuse data bank, and (v) imposed substantial protections on the privacy of certain individually identifiable health information. Final regulations that were issued in early 2001 relating to the portion of HIPAA protecting the privacy of certain individually identifiable health information become effective in 2003.

         The offenses created by HIPAA, and the substantial increase in funding devoted to health care fraud and abuse enforcement which resulted from HIPAA, increased the likelihood that any particular health care company will be scrutinized and investigated by federal, state and/or local law enforcement officials. In addition, the increased penalties strengthened the ability of enforcement agencies to effect more numerous and larger monetary settlements with health care providers and businesses.

         If the Company or any of its affiliates is convicted of a violation of, or otherwise sanctioned as a result of the violation of, the above mentioned laws, it, or any or all of its facilities, may be subject to exclusion from participation in federal healthcare programs (including Medicare and Medicaid). In the past, many entities found to be in violation of such laws have been able to avoid exclusion by entering into a Corporate Integrity Agreement ("CIA") with the OIG. In the event of a violation, there is no guarantee that a settlement and CIA could be reached with the OIG.

Healthcare Reform Initiatives. The Bush Administration and Congress continue to focus on health care. Several initiatives have been introduced, some of which have been passed, that propose "parity" of mental health benefits with other medical benefits as well as increased funding for children's programs. In addition, "Patients Bill of Rights" federal legislation has been introduced. At this time, it is uncertain if any significant legislation will be enacted during the upcoming sessions of Congress. The Company cannot predict which, if any, legislative proposals will be adopted and, if adopted, the effect such legislation would have on the Company's business.

Accreditation. All of the Company's facilities providing acute psychiatric treatment programs have been accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). The JCAHO is a voluntary national organization which undertakes a comprehensive review for purposes of accreditation of health care facilities. In general, hospitals and certain other health care facilities are initially surveyed by JCAHO within 12 months after the commencement of operations and resurveyed at triennial intervals thereafter. JCAHO accreditation is important to maintaining relationships with both public and private insurers, including Medicaid, Blue Cross and other private insurers. The Company believes that all of its facilities providing acute psychiatric treatment programs are presently in material compliance with all JCAHO standards of accreditation. The JCAHO review process is subjective to some degree, however, and there can be no assurance that the Company's facilities will be able to maintain their accreditation.

         The Company's residential treatment centers located in Charlotte, North Carolina and Hilo, Hawaii are accredited by CARF, the Rehabilitation Accreditation Commission ("CARF"). CARF is a private, not-for-profit organization that promotes quality rehabilitation and behavioral health services through a voluntary accreditation program using internationally recognized standards. Accredited programs are required to maintain a commitment to resident/client satisfaction, performance improvement and outcomes measurement. Initially, a program is given a one-year accreditation until the program can develop data to indicate continued compliance with the standards. A survey is completed triennially thereafter. CARF accreditation is often recommended to assure federal, state and local government funding. Failure to maintain appropriate accreditation at the Company's facilities may have a material adverse effect on the Company's operations.

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

EMPLOYEES

         At June 30, 2001, the Company had 2,240 full-time employees and 1,065 part-time employees. Of these 3,305 employees, 105 were corporate or regional administrative staff and 3,200 were involved in program and facility operation and management. Approximately 123 of the Company's employees are covered by a Collective Bargaining Agreement between the Company's Butte, Montana facility and the Rivendell Federation of Health Care Employees, MFT, AFT, AFL-CIO. The term of the contract expires in December 2003, with a portion expiring in July 2002. The Company is currently negotiating a contract with A.F.S.M.E., a union chosen in October 2000 to represent approximately 82 of its Pennsylvania employees. From time to time the Company may experience union organizing efforts at certain of its other locations. The Company believes that its relations with its employees are good.

INSURANCE

         The Company maintains professional liability insurance on a claims made basis for all of its operations. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. The Company maintains general liability and umbrella coverage on an occurrence basis. The Company also maintains insurance in amounts it deems adequate to cover property and casualty risks, workers' compensation and director and officer liability. The Company requires that physicians practicing at its facilities carry medical malpractice insurance to cover their respective individual professional liabilities. There can be no assurance that the aggregate amount and kinds of the Company's insurance are adequate to cover all risks it may incur or that insurance will be available in the future.

         Each of the Company's contracts and the statutes of certain states require the maintenance of insurance by the Company. The Company's contracts provide that in the event the Company does not maintain such insurance, the contracting agency may terminate its agreement with the Company. The Company believes it is in compliance in all material respects with these requirements.

RISK FACTORS

         In order for the Company to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that forward looking statements in this report based upon current expectations involve a number of risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Accordingly, investors should consider the following important factors, among others, in reviewing this report:
         -        the possibility that the proposed merger of the Company with
                    Ameris may not be consummated;
         -        the Company's exposure to potential termination or non-renewal of the Company's contracts with Riverside County, California and the State of Tennessee, upon which the Company was dependent for an aggregate of approximately 14% of its revenues in fiscal 2001;

         -        changes in funding mechanisms in the State of California that create the potential for school districts to undertake the implementation of their own competing programs and that may reduce or eliminate payment to the Company for excused student absences;
         -        failure of governments and governmental agencies that contract with the Company to meet their payment obligations to the Company or to refer youth to the Company's programs, particularly in times of economic slowdown or recession;
         -        decreases in the levels of Medicaid funding, which would
                     likely decrease the Medicaid reimbursements received by the Company's facilities;
         -        termination of, or the Company's inability to renew, contracts on an annual basis;
         -        the dependence of the Company's future growth on the number of youth programs available for privatization and the ability to obtain awards for such contracts;
         -        the Company's inability to integrate the operations of any future acquired entities into the operations of the Company;
         -        the inability of the Company to make additional attractive acquisitions on favorable terms;
         -        future changes in governmental laws, rules and regulations that could adversely affect the Company's operations;
         -        the Company's failure to fully comply with federal and state laws and other governmental rules and regulations and any resulting investigations, prosecutions or settlements;
         -        reductions in reimbursements by third party payors and
                     increasing managed care penetration;
         -        increasingly stringent length of stay and admissions criteria;
         -        public resistance to privatization of youth education,
                     treatment and juvenile justice services;
         -        negative publicity generated by opposition to the Company's facilities by residents in areas surrounding proposed sites;
         -        potential claims or litigation by participants in the
                     Company's programs arising from contact with the Company's facilities, programs, personnel or participants, including claims related to suicides at the Company's facilities;
         -        Helicon's inability to pay future management fees or lease payments;
         -        dependence on certain key personnel and the ability to attract and retain additional qualified personnel;
         -        competition with for-profit and not-for-profit entities and governmental agencies responsible for youth education, treatment and juvenile justice services;
         -        seasonality and quarterly fluctuations in revenues; and
         -        the effect of certain anti-takeover provisions in the
                     Company's shareholder rights plan, charter and bylaws and under Tennessee law.

         The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                               ITEM 2. PROPERTIES

         The table below sets forth certain information regarding the Company's properties as of June 30, 2001:

                                                Number of      Number of
     State             Nature of Occupation     Facilities        Beds
----------------       --------------------     ----------     ---------
Non-Residential:

Arkansas                Lease                       5
California              Own                         5
California              Lease                      15
Florida                 Lease                       1
Louisiana               Lease                       1
Montana                 Lease                       1
Ohio                    Lease                       1
Texas                   Lease                       2
Texas                   Right to occupy (1)         1

Residential:

Alabama                 Right to occupy (1)         3             76
Alabama                 Own                         1             80
Arkansas                Own                         1             77
Florida                 Own                         1             32
Florida                 Lease                       1             32
Florida                 Right to occupy (1)         1             80
Hawaii                  Lease                       1             24
Kentucky                Own                         1             72
Michigan                Own                         1             30
Montana                 Own                         1             93
North Carolina          Own                         1             48
Ohio                    Lease                       1             86
Pennsylvania            Lease                       1             90
Tennessee               Own                         5            265
Tennessee               Right to occupy (1)         1             10
Tennessee               Lease                       3            115
Texas                   Own                         1             96
Utah                    Own                         1             80

---------------
(1) The Company acquired a right to occupy the facilities indicated rent-free for the duration of the Company's contracts to provide these programs.

         The Company owns its non-residential office and educational treatment center in Grand Terrace, California, its educational treatment centers in Victorville, Hemet and Riverside, California, its residential treatment centers in Ashland City, Murfreesboro, Nashville, Newbern and Waverly, Tennessee, Fountain, Florida and Charlotte, North Carolina and its behavioral treatment centers in Alabama, Arkansas, Kentucky, Michigan, Montana, Tennessee, Texas and Utah. The Company leases all other facilities on a short-term basis (generally one to five years) in the particular locality where it conducts its programs. The Company leases corporate office space in Nashville, Tennessee of approximately 23,000 square feet. For the fiscal year ended June 30, 2001, the Company's total rental expense for property was approximately $2,278,000. The Company owns real estate and improvements in Riverside and Ramona, California, and Murfreesboro, Tennessee which it leases to Helicon pursuant to lease agreements which expire July 31, 2019, December 31, 2002 and January 31, 2004, respectively. As of June 30, 2000, the Company established an impairment reserve for the full carrying value of its Riverside, California property which is leased to Helicon. The Company is not currently receiving lease payments on this property and does not anticipate doing so in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note E of the notes to consolidated financial statements. The Company believes its facilities are suitable for its current operations and programs.

                            ITEM 3. LEGAL PROCEEDINGS

         On June 22, 2001, a purported class action was filed in the Circuit Court, Davidson County, Tennessee, styled McLemore v. Children's Comprehensive Services, Inc., et al., against the Company and each of the directors of the Company. The suit alleges that the directors of the Company breached their fiduciary duties to the shareholders of the Company by approving an exclusivity agreement pursuant to which the Company agreed to negotiate exclusively with Ameris Acquisition, Inc. for the period from June 14, 2001 through July 13, 2001. The lawsuit seeks class action certification, an order of the court directing the directors of the Company to exercise their fiduciary duties to obtain a transaction that is in the best interests of the Company's shareholders, an award of attorney's fees and costs, and other relief. The Company believes that the lawsuit is based upon erroneous assumptions by the plaintiff, is without merit, and intends to vigorously defend its position.

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

      Year Ended June 30, 2001              High          Low
      ---------------------------          ------       ------
      Quarter Ended: June 30               $5.150       $3.010
                     March 31               4.063        2.281
                     December 31            4.344        2.000
                     September 30           3.750        2.375

      Year Ended June 30, 2000              High          Low
      ---------------------------          ------       ------
      Quarter Ended: June 30               $4.563       $2.125
                     March 31               6.500        2.500
                     December 31            7.625        5.375
                     September 30           8.625        5.250

HOLDERS

         As of September 18, 2001 the Company had approximately 229 shareholders of record of its Common Stock.

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

                         ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial information for the years ended June 30, 2001, 2000, 1999, 1998 and 1997 has been derived from the financial statements of the Company and should be read in conjunction with the financial statements, the related notes thereto and other financial information included elsewhere herein.

                                                                                           Year Ended June 30,
                                                                    ---------------------------------------------------------------
                                                                      2001        2000         1999          1998(1)         1997
                                                                    --------    --------     --------        -------        -------
(In thousands of dollars, except per share data)
Statement of Operations Data:
Revenue:
     Operating revenue                                              $128,342    $123,435     $111,812        $90,266        $34,812
     Management fee income                                             3,388       3,335        3,665          3,733          2,481
                                                                    --------    --------     --------        -------        -------
            Total revenue                                            131,730     126,770      115,477         93,999         37,293
                                                                    --------    --------     --------        -------        -------
Operating expenses:
    Employee compensation and benefits                                80,217      76,672       70,875         55,367         22,656
    Purchased services and other expenses                             38,286      35,775       31,512         26,610          7,872
    Depreciation and amortization                                      4,581       4,289        3,492          2,142          1,013
    Loss on Helicon receivables and loan guarantee                        --       2,368           --             --             --
    Impairment loss on Helicon facility                                   --       6,237           --             --             --
    Other operating expenses                                             149         115          115            115            101
                                                                    --------    --------     --------        -------        -------
            Total operating expenses                                 123,233     125,456      105,994         84,234         31,642
                                                                    --------    --------     --------        -------        -------
Income from operations                                                 8,497       1,314        9,483          9,765          5,651
Interest expense                                                       2,362       2,181        1,697            972            359
Other (income) expense, net                                              380          17         (526)        (2,517)(2)       (990)
                                                                    --------    --------     --------        -------        -------
Income (loss) before income taxes, extraordinary item and
    cumulative effect of accounting change                             5,755        (884)       8,312         11,310          6,282
Provision (benefit) for income taxes                                   2,641         (17)       3,284          4,357             (8)
                                                                    --------    --------     --------        -------        -------
Income (loss) before extraordinary item and cumulative effect
    of accounting change                                               3,114        (867)       5,028          6,953          6,290
Extraordinary item, net of tax                                            --          --           --             --            377
Cumulative effect of accounting change, net of tax                        --          --           20(3)          --             --
                                                                    --------    --------     --------        -------        -------
Net income (loss)                                                   $  3,114    $   (867)    $  5,008        $ 6,953        $ 5,913
                                                                    ========    ========     ========        =======        =======
Net income (loss) per share:
     Diluted                                                        $   0.43    $  (0.12)    $   0.66        $  0.84        $  0.81
Dividends declared per share                                              --          --           --             --             --
Balance Sheet Data:
      Working capital                                               $ 11,616    $ 23,225     $ 17,782        $29,867        $23,853
      Total assets                                                    92,030      90,569       98,631         80,201         69,768
      Long term debt and capital lease obligations                    13,325      24,485       24,854         11,611         11,655
      Shareholders' equity                                            57,854      54,647       56,230         57,832         49,695

(1) Fiscal 1998 reflects a full year of results from the purchase of the assets of Vendell Healthcare which was effective June 1997.
(2) Amount includes gain on exchange of Texas properties of $1,530 and gain on repayment by Helicon of $217 of amounts due for prior years' management fees, which had been fully reserved.
(3) Pursuant to the adoption of SOP 98-5, "Reporting on Costs on Start-up Activities".

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and this Annual Report on Form 10-K contain forward-looking statements and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth above under "Business--Risk Factors." Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

         On August 9, 2001, the Company announced that it had signed a definitive merger agreement with KIDS Holdings, Inc. ("KIDS Holdings") and its wholly-owned subsidiary, Ameris Acquisition, Inc. ("Ameris"), pursuant to which KIDS Holdings would acquire all of the Company's outstanding common stock for $6.00 per share. Under the terms of the merger agreement, Ameris will be merged with the Company, with the Company being the surviving entity and becoming a wholly-owned subsidiary of KIDS Holdings. The transaction remains subject to a number of contingencies, including Ameris obtaining the required financing, approval by the Company's shareholders, a lack of material adverse change in the Company's business and other usual and customary closing conditions. Ameris has obtained commitments for a majority of the financing required to close the transaction, but a substantial amount of additional financing remains to be secured. No assurance can be given that the required financing can be secured or that the merger will be consummated.

         As of June 30, 2001, the Company was providing education, treatment and juvenile justice services, either directly or through management contracts, to approximately 3,400 youth. Revenues under the Company's programs are recognized as services are rendered. The Company's programs are delivered in both non-residential and residential settings. The Company's non-residential programs, which historically have generated higher operating margins than the Company's residential facilities, generally receive revenues based on per diem rates. The Company's residential facilities generally receive revenues at per diem rates or under fixed fee contracts. The Company also receives revenues from management consulting contracts with other entities, including Helicon.

         The Company opened, expanded or ceased operating the following programs during fiscal 2001:
- Ceased management of its Tarrant County, Texas alternative education program in July 2000;
-        Closed the Helicon Youth Center and related school program in September
         2000;
- Ceased management of its San Antonio, Texas secure residential facility in September 2000;
- Ceased management of its El Paso, Texas residential treatment facility in February 2001;
-        Closed its Houston, Texas special education program in January 2001;
-        Closed its New Orleans, Louisiana education programs effective June 30,
         2001;
- Commenced operation of its Dallas County, Texas alternative education program in August 2000;
- Increased the number of beds licensed at its Coatesville, Pennsylvania facility from 60 to 90 in July 2000;

- Commenced operation of its 80 bed secure residential facility in Bristol, Florida in September 2000;
- Expanded the number of licensed beds at its Mansfield, Ohio facility from 30 to 90 in November 2000;
- Commenced operation of a 48 bed residential treatment center and aftercare program in Charlotte, North Carolina in October 2000; and
- Opened a 90 bed residential treatment program in Mountain City, Tennessee in February 2001.

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

HELICON

         As of June 30, 2001, the Company was providing consulting, management and marketing services to Helicon at ten programs. Pursuant to the Helicon Agreement, the Company is entitled to receive management fee income for these services in an amount equal to 6% of the monthly gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. The Helicon Agreement expires in September 2004. In addition, Helicon also leases three facilities owned by the Company to operate certain of its programs. The Company is not currently receiving rent, and does not expect to receive future rent payments, for one of these facilities, the Helicon Youth Center(the "HYC"). The Company has also guaranteed Helicon's obligations under a bank line of credit in the amount of $1,500,000. See "Liquidity and Capital Resources."

         During fiscal 2000, a licensing investigation of the residential treatment program at the HYC in Riverside County, California by Community Care Licensing ("CCL"), a division of California's Department of Social Services, led to an unexpected and substantial decline in the census of the HYC. This decline occurred due primarily to the cessation of referrals to the HYC by Riverside County. The Company announced in April 2000 that Helicon had signed a settlement agreement (the "Agreement") with CCL. Under the Agreement, Helicon's license to operate the residential treatment program at the HYC was disciplined for a period of two years. Due primarily to the decline in census at the HYC, and at certain related group homes, Helicon revenues generated by these programs were significantly below expectations during fiscal 2000. As a result of this issue, the Company provided an allowance for doubtful collectibility for certain of its accounts receivable arising from its management services to, and lease arrangements with, Helicon, and provided Helicon with $1,500,000 with which to repay its bank line of credit. These actions resulted in a nonrecurring charge of $2,368,000 to the Company's financial results during fiscal 2000. In addition to the nonrecurring charge, income was negatively impacted due to the census reduction at the HYC and group homes which limited Helicon's ability to pay the Company management fees and rents. The decline also affected the performance of the educational day treatment program that the Company operates at the HYC.

         In September 2000, Helicon and the Company initiated the closure of the HYC. This action was taken because of difficulties encountered in operating the program to the quality standards demanded by the Company for the protection of both the program's youth and staff since Helicon entered the Agreement with CCL. Since entering into the settlement agreement, the HYC census had not been at expected levels and the ongoing compliance efforts of CCL had created an environment in which the programs at the HYC could not be operated effectively. Consequently, closure of the facility was deemed to be in the best interest of the Company, as well as the center's youth population and its staff. As a result of the closure, the Company recorded a nonrecurring charge in fiscal 2000 for an impairment reserve of $6,237,000, the carrying value of the HYC facility. The HYC is located on land that is owned by, and leased from, Riverside County.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to total revenues of certain items in the Company's statements of operations:

                                                         Year Ended June 30,
                                                 -----------------------------------
                                                  2001          2000           1999
                                                 ------        ------         ------
Operating revenues                                 97.4%         97.4%          96.8%
Management fee income                               2.6           2.6            3.2
                                                 ------        ------         ------
                           Total revenues         100.0         100.0          100.0
                                                 ------        ------         ------

Employee compensation and benefits                 60.9          60.5           61.4
Purchased services and other expenses              29.0          28.2           27.3
Depreciation and amortization                       3.5           3.4            3.0
Loss on Helicon receivables
    and loan guarantee                               --           1.9             --
Impairment loss on Helicon facility                  --           4.9             --
Related party rent                                  0.1           0.1            0.1
                                                 ------        ------         ------
                 Total operating expenses          93.5          99.0           91.8
                                                 ------        ------         ------
Income from operations                              6.5           1.0            8.2
Other (income) expense:
     Interest expense                               1.8           1.7            1.5
     Other                                          0.3            --           (0.4)
Provision for (benefit from) income taxes           2.0            --            2.8
                                                 ------        ------         ------
                        Net income (loss)           2.4%         (0.7)%          4.3%
                                                 ======        ======         ======

FISCAL 2001 VERSUS FISCAL 2000

         Total revenues for fiscal 2001 increased by $4,960,000, or 3.9%, to $131,730,000, as compared to $126,770,000 for fiscal 2000. Operating revenues for fiscal 2001 increased by $4,907,000, or 4.0%, to $128,342,000, as compared to $123,435,000 for fiscal 2000. The increase in operating revenues results from the opening of new programs (9%), principally in North Carolina, Texas and Florida, and the increase in revenues at existing programs (6%). The increase in revenues at existing programs includes cost report settlements and the filing of cost reports that contributed $738,000 of the increase. Revenue increases were offset by the termination of certain of the Company's contracts or programs, primarily the Helicon Youth Center school program, Tarrant County, Texas school program and San Antonio and El Paso, Texas residential facilities (10%) and rents and management fees due from Helicon (1%).

         Management fee income increased 1.6%, from $3,335,000 in fiscal 2000 to $3,388,000 in fiscal 2001. Management fee income recognized under the Helicon Agreement for fiscal 2001 decreased $19,000 to $868,000, as compared to $887,000 for fiscal 2000.

         Employee compensation and benefits for fiscal 2001 increased $3,545,000, or 4.6%, to $80,217,000, as compared to $76,672,000 for fiscal 2000.
As a percentage of total revenues, employee compensation and benefits increased to 60.9% for fiscal 2001 from 60.5% for fiscal 2000. The increase in employee compensation and benefits over the prior year is primarily the result of the Company's growth from new programs. The increase in employee compensation and benefits as a percent of revenues over the prior year results primarily from the opening of new programs combined with certain regional pay scale adjustments and insurance costs.

         Purchased services and other expenses for fiscal 2001 increased $2,511,000, or 7.0%, to $38,286,000, as compared to $35,775,000 for fiscal 2000.
As a percentage of total revenues, purchased services and other expenses increased to 29.0% for fiscal 2001 from 28.2% for fiscal 2000. The increase in purchased services and other expenses over the prior year results primarily from the Company's growth from new programs, increases in insurance costs and increased utilization of contracted services due to an increase in the use of alternative residential arrangements resulting from an increase in the number of youth served at certain locations. The increase in purchased services and other expenses as a percent of revenues over the prior year results primarily from increases in insurance costs and increased utilization of contracted services at certain locations as described above.

         Depreciation and amortization increased $292,000, or 6.8%, to $4,581,000 for fiscal 2001 from $4,289,000 for fiscal 2000. The increase in depreciation and amortization over the prior fiscal year is attributable primarily to the depreciation associated with the purchase of equipment plus depreciation and amortization associated with the Company's Charlotte, North Carolina and Dallas, Texas properties, offset by the cessation of depreciation on the HYC.

         During fiscal 2000, the Company incurred a loss on Helicon accounts receivable and loan guarantee in the amount of $2,368,000. In addition, an impairment loss in the amount of $6,237,000 was recorded in fiscal 2000 for the carrying value of the HYC facility following the closure of the facility. See "Helicon" and Note E of notes to the consolidated financial statements.

         Income from operations increased $7,183,000, to $8,497,000 for fiscal 2001 from $1,314,000 for fiscal 2000, and increased as a percentage of total revenues to 6.5% for fiscal 2001 from 1.0% for fiscal 2000, as a result of the factors described above.

         Interest expense increased $181,000, or 8.3%, to $2,362,000 for fiscal 2001 from $2,181,000 for fiscal 2000. The increase in interest expense over the prior fiscal year is attributable principally to an increase in the Company's average debt outstanding, primarily resulting from capital expenditures in Charlotte, North Carolina and Dallas, Texas, offset by a decrease in the Company's effective interest rate.

       Other income or expense increased from a net expense of $17,000 in fiscal 2000 to a net expense of $380,000 in fiscal 2001. The increase from the same period in the prior year is attributable primarily to the write off of fixed assets associated with facility closures.

         Provision for (benefit from) income taxes for fiscal 2001 increased to $2,641,000 from $(17,000) for fiscal 2000. The increase results primarily from the increase in taxable income for fiscal 2001 versus fiscal 2000 combined with an increase in the Company's effective tax rate due primarily to the effect of non-deductible goodwill amortization associated with fiscal 1999 acquisitions.

FISCAL 2000 VERSUS FISCAL 1999

         Total revenues for fiscal 2000 increased by $11,293,000, or 9.8%, to $126,770,000, as compared to $115,477,000 for fiscal 1999. Operating revenues for fiscal 2000 increased by $11,623,000, or 10.4%, to $123,435,000, as compared to $111,812,000 for fiscal 1999. The increase in operating revenues results from acquisitions (7%), new programs (4%) and the net increase in revenues at existing programs (3%), offset by the termination of the Company's Eufaula, Alabama contract and sale of its Bay County, Florida facility (3%) and rents and management fees due from Helicon which were not recognized (1%). Included as part of acquisitions are programs purchased by the Company in the developmental stage.

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

         During fiscal 2000, the Company incurred a loss on Helicon accounts receivable and loan guarantee in the amount of $2,368,000. In addition, an impairment loss in the amount of $6,237,000 was recorded in fiscal 2000 for the carrying value of the HYC facility following the closure of the facility. See "Helicon" and Note E of notes to the consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities for fiscal 2001 was $11,041,000 on net income of $3,114,000, as compared to $1,251,000 for fiscal 2000 on a net loss of $867,000. Working capital at June 30, 2001 was $11,616,000, as compared to $23,225,000 at June 30, 2000. The decrease in working capital results primarily from the classification as current of certain amounts due under the Company's credit arrangements.

         Cash used by investing activities was $8,136,000 for fiscal 2001 as compared to cash provided of $1,496,000 for fiscal 2000. The change in fiscal 2001 as compared to fiscal 2000 is due primarily to the sale of the assets of the Company's Bay County, Florida facility and collection of a note receivable in fiscal 2000 as compared with the acquisition of the Company's Charlotte, North Carolina facility and investment in its Dallas, Texas facility in fiscal 2001. Cash used by financing activities was $3,775,000 for fiscal 2001 as compared to cash used of $1,032,000 for fiscal 2000, due primarily to decreases in the Company's net long-term borrowings in fiscal 2001 and in the Company's repurchase of its Common Stock in fiscal 2000.

         The Company has a credit agreement (the "Credit Agreement") with SunTrust Bank and AmSouth Bank (jointly "the Lenders"). Under the terms of this agreement, as amended, the Lenders have made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $20,000,000, the term of which extends through April 30, 2002. The revolving line of credit bears interest at either (i) the one, two, three or six month LIBOR rate plus an applicable margin, which ranges between 1.75% and 3.25% and is dependent on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, or (ii) SunTrust Bank's index rate plus an applicable margin, which ranges between 0.75% and 2.25%, at the Company's option. At June 30, 2001, the outstanding balance under the revolving line of credit, $6,000,000, was included in current liabilities.

         The revolving line of credit matures in April 2002. The Company has deferred any action regarding extension or renewal of the revolving line of credit pending the final resolution of its proposed merger with KIDS Holdings and Ameris. While the Company expects to be able to renegotiate the terms of the revolving line of credit if required, there can be no assurance of its ability to do so.

         Under the Credit Agreement, the Company also entered into a term loan with the Lenders in the amount of $15,000,000 at a fixed 8.10% effective interest rate. The term loan extends through December 2005. Repayment of principal begins in January 2002, at which time increasing payments that amortize the loan fully are due over the remaining four years of the agreement. Principal payments of $1,675,000 are included in current liabilities at June 30, 2001.

         The Credit Agreement requires the Company to comply with certain restrictive covenants with respect to its business and operations and to maintain certain financial ratios. The restrictive covenants under this agreement prohibit the Company, without the prior consent of the Lenders, from entering into major corporate transactions, such as a merger, tender offer or sale of its assets, and from incurring additional indebtedness in excess of $500,000. The Company has obtained the consent of the Lenders to enter into the proposed merger with KIDS Holdings and Ameris. The agreement also prohibits the Company from declaring dividends in excess of 25% of the Company's net income during any fiscal year and from repurchasing any shares of the Company's Common Stock. The revolving line of credit and term loan are secured primarily by the Company's accounts receivable and equipment.

         Pursuant to the Somerset transaction, the Company issued a note payable to the sellers totaling $2,375,000. This note bears interest at 6%, amortizes over the three-year period ending December 1, 2001, and is secured by real estate and improvements purchased pursuant to the Somerset transaction. At June 30, 2001, $426,000 was outstanding under the note and was included in current liabilities.

         The Company has also agreed to guarantee Helicon's performance under a $1,500,000 line of credit from AmSouth Bank ("AmSouth"). The Company provided Helicon with $1,500,000 to repay the outstanding balance at March 31, 2000. At June 30, 2001, there was $254,000 outstanding under Helicon's line of credit. See--"Helicon" and Note E of notes to the consolidated financial statements.

         Capital expenditures during fiscal 2002 are expected to include the replacement of existing capital assets as necessary, as well as the expenditures associated with the opening of new programs and facilities, possibly including the purchase of real estate and improvements. The Company also may consider possible strategic acquisitions, including acquisitions of existing programs and other companies engaged in the youth services business. Capital expenditures associated with the opening of new programs and facilities are, however, expected to be minimal, pending the resolution of the Company's proposed merger.

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

IMPACT OF ACCOUNTING CHANGES

         The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective July 1, 2000. SFAS No. 133, as amended, requires all derivative financial instruments to be recorded on the balance sheet at fair value. This results in the offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives not meeting SFAS No. 133's hedge criteria are included in income. The Company has no derivatives and, accordingly, adoption of SFAS No. 133 had no effect on the Company's results of operations or financial position.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective as of July 1, 2001 and for fiscal years beginning after December 15, 2001, respectively. SFAS No. 141 eliminates the "pooling of interests" method of accounting for business combinations. Under SFAS No. 142 goodwill and indefinite-lived intangible assets will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning July 1, 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in pre-tax income of approximately $900,000 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of July 1, 2002 and has not yet determined what the effect of these tests will be on the results of operations and financial position of the Company.

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         At June 30, 2001, the Company had only cash equivalents, invested in high grade, very short term securities, which are not typically subject to material market risk and are not held for trading purposes. The Company has outstanding loans at both fixed and variable rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. For loans with variable interest rates, a hypothetical 10% change in interest rates would have an immaterial impact on the Company's future earnings and cash flows and the fair values of these instruments.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Children's Comprehensive Services, Inc.

We have audited the accompanying consolidated balance sheets of Children's Comprehensive Services, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Children's Comprehensive Services, Inc. and subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for start-up costs in fiscal 1999.

                                                      Ernst & Young LLP

Nashville, Tennessee
August 20, 2001

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,
                                                               ------------------------
                                                                 2001            2000
                                                               --------        --------

(dollars in thousands)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                 $  2,619        $  3,489
     Accounts receivable, net of allowance for doubtful
        accounts of $3,737 in 2001 and $3,913 in 2000            25,942          27,203
     Prepaid expenses                                             1,171           1,120
     Deferred income taxes                                        1,424           1,134
     Other current assets                                         1,311           1,716
                                                               --------        --------
                                   TOTAL CURRENT ASSETS          32,467          34,662

PROPERTY AND EQUIPMENT, net                                      46,628          42,448
COST IN EXCESS OF NET ASSETS ACQUIRED,
     at cost, net of accumulated amortization of
     $2,541 in 2001 and $1,602 in 2000                           11,540          12,479
DEFERRED INCOME TAXES                                               937             246
OTHER ASSETS AND DEFERRED CHARGES, at cost,
     net of accumulated amortization of $686 in 2001
     and $459 in 2000                                               458             734
                                                               --------        --------
                                           TOTAL ASSETS        $ 92,030        $ 90,569
                                                               ========        ========

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                        June 30,
                                                                ------------------------
                                                                  2001            2000
                                                                --------        --------

(dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                           $  4,067        $  2,488
     Current portion - long-term debt and capital leases           8,160             869
     Income taxes payable                                            446              --
     Accrued employee compensation                                 4,476           4,019
     Accrued other expenses                                        2,787           2,702
     Other current liabilities                                       915           1,359
                                                                --------        --------
                               TOTAL CURRENT LIABILITIES          20,851          11,437

LONG-TERM DEBT                                                    13,325          24,426
OBLIGATION UNDER CAPITAL LEASES                                       --              59
                                                                --------        --------
                                       TOTAL LIABILITIES          34,176          35,922
                                                                --------        --------

SHAREHOLDERS' EQUITY
     Preferred stock, par value $1.00 per
         share--10,000,000 shares authorized                          --              --
     Common stock, par value $ .01 per share
         --50,000,000 shares authorized; issued
         and outstanding 7,222,191 shares in 2001
         and 7,184,141 shares in 2000                                 72              72
     Additional paid-in capital                                   50,595          50,502
     Retained earnings                                             7,187           4,073
                                                                --------        --------
                              TOTAL SHAREHOLDERS' EQUITY          57,854          54,647
                                                                --------        --------

                                   TOTAL LIABILITIES AND
                                    SHAREHOLDERS' EQUITY        $ 92,030        $ 90,569
                                                                ========        ========

                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Year Ended June 30,
                                                                    -------------------------------------------
                                                                      2001             2000             1999
                                                                    ---------        ---------        ---------

(In thousands, except per share amounts)
Revenues:
    Operating revenues                                              $ 128,342        $ 123,435        $ 111,812
    Management fee income                                               3,388            3,335            3,665
                                                                    ---------        ---------        ---------
                                              TOTAL REVENUES          131,730          126,770          115,477
                                                                    ---------        ---------        ---------

Operating expenses:
    Employee compensation and benefits                                 80,217           76,672           70,875
    Purchased services and other expenses                              38,286           35,775           31,512
    Depreciation and amortization                                       4,581            4,289            3,492
    Loss on Helicon receivables and loan guarantee                         --            2,368               --
    Impairment loss on Helicon facility                                    --            6,237               --
    Related party rent                                                    149              115              115
                                                                    ---------        ---------        ---------
                                    TOTAL OPERATING EXPENSES          123,233          125,456          105,994
                                                                    ---------        ---------        ---------

Income from operations                                                  8,497            1,314            9,483
Other (income) expense:
    Interest expense                                                    2,362            2,181            1,697
    Other                                                                 380               17             (526)
                                                                    ---------        ---------        ---------
                           TOTAL OTHER (INCOME) EXPENSE, NET            2,742            2,198            1,171
                                                                    ---------        ---------        ---------

Income (loss) before income taxes and
     cumulative effect of accounting change                             5,755             (884)           8,312
Provision for (benefit from) income taxes                               2,641              (17)           3,284
                                                                    ---------        ---------        ---------
Income (loss) before cumulative effect of accounting change             3,114             (867)           5,028
    Cumulative effect of accounting change,
        net of income tax benefit of $12                                   --               --               20
                                                                    ---------        ---------        ---------
                                           NET INCOME (LOSS)        $   3,114        $    (867)       $   5,008
                                                                    =========        =========        =========

Basic earnings (loss) per common share:
    Before cumulative effect of accounting change                   $    0.43        $   (0.12)       $    0.67
    Cumulative effect of accounting change                                 --               --               --
                                                                    ---------        ---------        ---------
                                           NET INCOME (LOSS)        $    0.43        $   (0.12)       $    0.67
                                                                    =========        =========        =========

Diluted earnings (loss) per common share:
    Before cumulative effect of accounting change                   $    0.43        $   (0.12)       $    0.66
    Cumulative effect of accounting change                                 --               --               --
                                                                    ---------        ---------        ---------
                                           NET INCOME (LOSS)        $    0.43        $   (0.12)       $    0.66
                                                                    =========        =========        =========

Weighted average shares outstanding:
    Basic                                                               7,200            7,226            7,450
    Diluted                                                             7,254            7,226            7,585

                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                             Common Stock,
                                             $.01 par value             Additional                        Total
                                       --------------------------        Paid-In         Retained      Shareholders'
                                         Shares           Amount         Capital         Earnings         Equity
                                       ----------        --------       ----------       --------      -------------

(dollars in thousands)
Balance at July 1, 1998                 8,038,783        $     80        $ 57,820        $    (68)       $ 57,832
   Stock issued:
     Exercise of options                   78,700               1             460                             461
     Pursuant to employee stock
        purchase plan                      23,043              --             109                             109
   Shares repurchased                    (845,000)             (8)         (7,104)                         (7,112)
   Stock registration costs                                                   (68)                            (68)
   Net income for the year                                                                  5,008           5,008
                                       ----------        --------        --------        --------        --------
Balance at June 30, 1999                7,295,526              73          51,217           4,940          56,230
   Stock issued:
     Exercise of options                    6,000              --              25                              25
     Pursuant to employee stock
        purchase plan                      37,615              --             146                             146
   Shares repurchased                    (155,000)             (1)           (886)                           (887)
   Net (loss) for the year                                                                   (867)           (867)
                                       ----------        --------        --------        --------        --------
Balance at June 30, 2000                7,184,141              72          50,502           4,073          54,647
   Stock issued:
     Pursuant to employee stock
        purchase plan                      38,050              --              93                              93
   Net income for the year                                                                  3,114           3,114
                                       ----------        --------        --------        --------        --------
Balance at June 30, 2001                7,222,191        $     72        $ 50,595        $  7,187        $ 57,854
                                       ==========        ========        ========        ========        ========

                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Year Ended June 30,
                                                    ----------------------------------------
                                                      2001            2000            1999
                                                    --------        --------        --------

(in thousands)
OPERATING ACTIVITIES
  Net income (loss)                                 $  3,114        $   (867)       $  5,008
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
   Deferred income taxes                                (980)         (2,078)           (530)
   Depreciation                                        3,582           3,310           2,783
   Amortization                                          999             979             709
   Amortization of deferred loan costs                   167             159             114
   Provision for bad debts                             2,298           2,192           1,275
   Loss on disposition of fixed assets                   422              --              --
   Loss on Helicon receivables                            --             868              --
   Impairment loss on Helicon facility                    --           6,237              --
   Cumulative effect of accounting change                 --              --              20
  Changes in operating assets and
    liabilities, net of effects from
      acquisitions:
   Accounts receivable                                (1,037)         (5,702)         (6,064)
   Prepaid expenses                                      (51)            (57)           (367)
   Other current assets                                  405             462            (403)
   Accounts payable                                    1,579          (1,346)          1,057
   Accrued employee compensation                         456          (1,823)            188
   Accrued other expenses                                 85             298             (83)
   Income taxes payable                                  446            (702)            123
   Other current liabilities                            (444)           (679)            636
                                                    --------        --------        --------
                        NET CASH PROVIDED BY
                        OPERATING ACTIVITIES          11,041           1,251           4,466
                                                    --------        --------        --------

INVESTING ACTIVITIES
  Purchase of Ameris Health Systems, Inc.                 --              --         (12,499)
  Purchase of Somerset, Inc.                              --              --          (8,175)
  Sale of assets of CCS/Bay County                        --           3,637              --
  Collection (purchase) of note receivable                --           2,500          (2,500)
  Purchase of property and equipment                 (11,507)         (5,329)         (4,293)
  Proceeds from sale of property and
    equipment                                          3,322             638              29
  (Increase) decrease in other assets                     49              50            (350)
                                                    --------        --------        --------

                 NET CASH (USED) PROVIDED BY
                        INVESTING ACTIVITIES        $ (8,136)       $  1,496        $(27,788)
                                                    --------        --------        --------

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                             Year Ended June 30,
                                                  ----------------------------------------
                                                    2001            2000            1999
                                                  --------        --------        --------

FINANCING ACTIVITIES
    Proceeds from revolving lines
        of credit and long-term borrowings        $ 18,000        $  9,900        $ 36,071
    Principal payments on revolving
        lines of credit, long-term
        borrowings and capital lease
        obligations                                (21,868)        (10,216)        (24,432)
    Repurchase of shares of common
        stock                                           --            (887)         (7,112)
    Proceeds from issuance of common
        stock, net                                      93             171             570
    Stock registration costs                            --              --             (68)
                                                  --------        --------        --------
              NET CASH (USED) PROVIDED BY
                     FINANCING ACTIVITIES           (3,775)         (1,032)          5,029
                                                  --------        --------        --------

 (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                    (870)          1,715         (18,293)
    Cash and cash equivalents at
        beginning of year                            3,489           1,774          20,067
                                                  --------        --------        --------
                CASH AND CASH EQUIVALENTS
                           AT END OF YEAR         $  2,619        $  3,489        $  1,774
                                                  ========        ========        ========

SUPPLEMENTAL INFORMATION
    Income taxes paid                             $  3,143        $  2,599        $  3,426
    Interest paid                                    2,420           1,966           1,363

                 See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business -- Children's Comprehensive Services, Inc. and its subsidiaries (the "Company") provide a continuum of services to at-risk and troubled youth. The Company emphasizes education, treatment and juvenile justice services, primarily to federal, state and local governmental entities charged with the responsibility for providing such services. The Company offers these services through the operation and management of education and treatment programs and both open and secured residential treatment centers in Alabama, Arkansas, California, Florida, Hawaii, Kentucky, Michigan, Montana, North Carolina, Ohio, Pennsylvania, Tennessee, Texas and Utah. The Company also provides consulting, management and marketing services to other entities, including a not-for-profit corporation which provides similar services.

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

         Other Assets and Deferred Charges - Beginning in fiscal 1999, contract pre-opening costs (incremental direct costs incurred to open facilities in new market areas) have been accounted for under the provisions of Statement of Position ("SOP") 98-5, "Reporting on Costs of Start-up Activities", under which all pre-opening costs are expensed as incurred. Deferred loan costs are amortized over the term of the related loans. Amortization of deferred loan costs is included in interest expense.

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

         Estimated settlements under third-party reimbursement agreements are accrued in the period the related services are rendered. Final determination of amounts earned under Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including final settlements) are included in the statements of operations in the period in which the revisions are made, and resulted in an increase in revenue of $738,000 for fiscal 2001. Revisions in fiscal 2000 and 1999 were immaterial to the statement of operations.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         Comprehensive Income -- During fiscal 2001, 2000 and 1999, the Company had no items of other comprehensive income.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Derivative Instruments and Hedging Activities -- The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective July 1, 2000. SFAS No. 133, as amended, requires all derivative financial instruments to be recorded on the balance sheet at fair value. This results in the offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives not meeting SFAS No. 133's hedge criteria are included in income. The Company has no derivatives and, accordingly, adoption of SFAS No. 133 had no effect on the Company's results of operations or financial position.

         New Pronouncements -- In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective as of July 1, 2001 and for fiscal years beginning after December 15, 2001, respectively. SFAS No. 141 eliminates the "pooling of interests" method of accounting for business combinations. Under SFAS No. 142 goodwill and indefinite-lived intangible assets will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning July 1, 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in pre-tax income of approximately $900,000 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of July 1, 2002 and has not yet determined what the effect of these tests will be on the results of operations and financial position of the Company.

NOTE B--ACQUISITIONS, MERGERS AND DIVESTITURES

         In March 2000, the Company sold the tangible assets of CCS/Bay County in Bay County, Florida for net proceeds of approximately $3,600,000. The net proceeds approximated the carrying value of the assets sold. For the year ended June 30, 2000, these assets generated an immaterial operating loss on net revenues of approximately $5,000,000.

         In December 1998, the Company acquired Somerset, Inc. ("Somerset"), the operator of a 200-seat educational day treatment program located in southern California. Consideration for this transaction consisted of approximately $8,200,000 in cash and $2,400,000 in notes payable. This transaction has been accounted for as a purchase. Pro forma results of operations for fiscal 1999 as if the acquisition had occurred on the first day of that fiscal year would not differ materially from reported amounts. Cost in excess of net assets acquired of $7,500,000 is being amortized over fifteen years.

         In September 1998, the Company acquired Ameris Health Systems, Inc. ("Ameris") for net consideration of approximately $12,500,000 in cash. Ameris, through its wholly-owned subsidiary, American Clinical Schools, Inc., operated residential juvenile sex offender programs in Tennessee, Alabama and Pennsylvania with an aggregate capacity of 228 licensed beds. This transaction has been accounted for as a purchase. Pursuant to this transaction, the Company also purchased a note receivable for $2,500,000 which was collected in fiscal 2000. Pro forma results of operations for fiscal 1999 as if the acquisition had occurred on the first day of that fiscal year would not differ materially from reported amounts. Cost in excess of net assets acquired of $5,400,000 is being amortized over fifteen years.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE C--PROPERTY AND EQUIPMENT

Property and equipment consists of:                  June 30,
                                         ---------------------------------
                                             2001                 2000
                                         ------------         ------------

Land and improvements                    $  5,050,000         $  4,477,000
Buildings and improvements                 51,835,000           45,858,000
Furniture and equipment                    11,826,000           10,609,000
Construction in progress                       41,000               61,000
                                         ------------         ------------
                                           68,752,000           61,005,000
Less: Accumulated depreciation            (15,887,000)         (12,320,000)
      Impairment reserve (Note E)          (6,237,000)          (6,237,000)
                                         ------------         ------------
                                         $ 46,628,000         $ 42,448,000
                                         ============         ============

NOTE D--CAPITAL LEASE OBLIGATIONS

         Equipment under capital leases with a cost basis of $245,000 has been included in property and equipment as of June 30, 2001 and 2000. The related accumulated amortization balances totaled $196,000 and $147,000, respectively.

         Future minimum payments, by fiscal year and in the aggregate, under the capital leases are as follows:

      Year ending June 30:

         2002                                           $ 62,000
                                                        --------
         Total minimum lease payments                     62,000
         Amount representing interest                     (3,000)
                                                        --------
         Present value of minimum lease payments
             (classifieds as current)                   $ 59,000
                                                        ========

NOTE E--HELICON INCORPORATED

         Helicon, Incorporated ("Helicon"), a 501(c)(3) tax exempt corporation not affiliated with the Company, operates youth treatment programs in California and youth education programs in Tennessee. The majority of youth in Helicon youth treatment programs are also involved in the Company's educational treatment programs.

         The Company provides management and marketing services to Helicon for which it is entitled to a management fee of 6% of the monthly gross revenue of Helicon's programs. The management agreement expires September 1, 2004. Management fee income totaled $868,000, $887,000 and $1,322,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE E--HELICON INCORPORATED (continued)

         The Company also leases real property to Helicon. Real estate and improvements with a cost of $10,290,000 and a carrying value of $1,520,000 (after recording an impairment reserve of $6,237,000 for the Helicon Youth Center (the "HYC")), were leased, under operating lease arrangements, to Helicon at June 30, 2001. In September 2000, Helicon and the Company initiated the closure of the HYC and consequently the Company does not expect to receive any future rent payments due it under the HYC lease. Annual rental income due under this lease is $720,000. Future minimum rental income due under these operating leases, excluding amounts due under the HYC lease, as of June 30, 2001 is as follows:

         Year ending June 30:

         2002                                           $233,000
         2003                                            165,000
         2004                                             56,000
         2005 and thereafter                                  --
                                                        --------
         Total                                          $454,000
                                                        ========

         Lease income totaled $233,000, $535,000 and $953,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

         A licensing investigation of the residential treatment program at the HYC by Community Care Licensing ("CCL"), a division of California's Department of Social Services, led to an unexpected and substantial decline in the census of the HYC during fiscal 2000. This decline occurred due primarily to the cessation of referrals to the HYC by Riverside County. The Company announced in April 2000 that Helicon had signed a settlement agreement (the "Agreement") with CCL. Under the Agreement, Helicon's license to operate the residential treatment program at the HYC was disciplined for a period of two years. Due primarily to the decline in census at the HYC, and at the related group homes, Helicon revenues generated by these programs were below expectation during fiscal 2000. As a result of this issue, the Company provided an allowance for doubtful collectibility of $868,000 for its accounts receivable arising from its management services to, and lease arrangements with, Helicon for amounts due the Company as of March 31, 2000, and provided Helicon $1,500,000 with which to repay its bank line of credit. These actions resulted in a nonrecurring charge of $2,368,000 to the Company's financial results during fiscal 2000. In addition to the nonrecurring charge, income was negatively impacted due to the census reduction at the HYC and group homes which limited Helicon's ability to pay the Company management fees and rents. The decline also affected the performance of the educational day treatment program that the Company operated at the HYC.

         In September 2000, Helicon and the Company initiated the closure of the HYC. This action was taken because of difficulties encountered in operating the program to the quality standards demanded by the Company for the protection of both the program's youth and staff since Helicon entered the Agreement with CCL. Since entering the settlement agreement, the HYC census had not been at expected levels and the ongoing compliance efforts of CCL had created an environment in which the programs at the HYC could not be operated effectively. Consequently, closure of the facility was deemed to be in the best interest of the Company, as well as the center's youth population and its staff. As a result of the closure, the Company recorded a nonrecurring charge in fiscal 2000 for an impairment reserve of $6,237,000, the carrying value of the HYC facility. The HYC is located on land that is owned by, and leased from, Riverside County.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE E--HELICON INCORPORATED (continued)

         Prior to fiscal 1997, Helicon was unable to pay all management fees, lease payments, or advances owed the Company. At June 30, 2000, such unpaid management fees, lease payments, advances and interest due the Company on those obligations, which totaled approximately $8,500,000, were forgiven by the Company. The $8,500,000 had been fully reserved by the Company prior to fiscal 1997. Additionally, during fiscal 2000, Helicon was unable to pay all management fees, lease payments and advances due to the Company, resulting in a charge to operations in the amount of $2,368,000. Based on the current level of operations being maintained by Helicon, management does not anticipate collecting any of these amounts.

         Helicon has obtained through AmSouth Bank ("AmSouth") a $1,500,000 revolving line of credit. This line of credit matures in April 2002. The Company facilitated Helicon in this process by agreeing to guarantee Helicon's performance under the line of credit. As discussed above, during fiscal 2000 the Company provided Helicon $1,500,000 with which to repay its bank line of credit. At June 30, 2001, the balance outstanding under Helicon's line of credit was $254,000.

NOTE F--LONG-TERM DEBT AND LINE OF CREDIT

         The Company has a credit agreement (the "Credit Agreement") with SunTrust Bank and AmSouth Bank (jointly "the Lenders"). Under the terms of the Credit Agreement, as amended, the Lenders have made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $20,000,000, the term of which extends through April 30, 2002. The revolving line of credit bears interest at either (i) the one, two, three or six month LIBOR rate plus an applicable margin, which ranges between 1.75% and 3.25% and is dependent on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, or (ii) SunTrust Bank's index rate plus an applicable margin, which ranges between 0.75% and 2.25%, at the Company's option. At June 30, 2001, the outstanding balance under the revolving line of credit was $6,000,000.

         Under the Credit Agreement, the Company also entered into a term loan with the Lenders in the amount of $15,000,000 at a fixed 8.10% effective interest rate. The term loan extends through December 2005. No payment of principal is required until January 2002, at which time increasing payments that amortize the loan fully are due over the remaining four years of the agreement.

         The Credit Agreement requires the Company to comply with certain restrictive covenants with respect to its business and operations and to maintain certain financial ratios. The restrictive covenants under this agreement prohibit the Company, without the prior consent of the Lenders, from entering into major corporate transactions, such as a merger, tender offer or sale of its assets, and from incurring additional indebtedness in excess of $500,000. The Company has obtained the consent of the Lenders to enter into the proposed merger transaction with KIDS Holdings, Inc ("KIDS Holdings") and Ameris Acquisition, Inc ("Ameris")(See Note N). The agreement also prohibits the Company from declaring dividends in excess of 25% of the Company's net income during any fiscal year and from repurchasing any shares of the Company's Common Stock. The revolving line of credit and term loan are secured primarily by the Company's accounts receivable and equipment.

         Pursuant to the Somerset transaction, the Company issued a note payable to the sellers totaling $2,375,000. This note bears interest at 6%, amortizes over the three year period ending December 1, 2001, and is secured by real estate and improvements purchased pursuant to the Somerset transaction. At June 30, 2001, $426,000 was outstanding under the note.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE F--LONG-TERM DEBT AND LINE OF CREDIT (continued)

         Future principal maturities of long-term debt are as follows at June 30, 2001:

                  Year ending June 30:

                  2002                              $  8,101,000
                  2003                                 3,475,000
                  2004                                 3,750,000
                  2005                                 4,025,000
                  2006 and thereafter                  2,075,000
                                                    ------------
                  Total                               21,426,000
                  Less current portion                (8,101,000)
                                                    ------------
                  Total long-term                   $ 13,325,000
                                                    ============

NOTE G--INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2001 and 2000 are as follows:

                                                    June 30,
                                          ----------------------------
                                             2001              2000
                                          ----------        ----------
Deferred tax assets:
     Net operating loss and credit
            carryforwards                 $1,420,000        $  805,000
     Accrued expenses                      1,515,000         1,231,000
     Other                                    19,000            22,000
                                          ----------        ----------
Total deferred tax assets                  2,954,000         2,058,000
Deferred tax liabilities:
     Depreciation, amortization
            and asset impairment             310,000           385,000
     Other                                   283,000           293,000
                                          ----------        ----------
Total deferred tax liabilities               593,000           678,000
                                          ----------        ----------
Net deferred tax assets                   $2,361,000        $1,380,000
                                          ==========        ==========

         Management has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets. Based upon taxable income in prior carryback years and from the forecast of future pretax book income, management believes that all of the deferred tax assets will be realized. Accordingly, no valuation allowance has been recorded for the year ended June 30, 2001. The valuation allowance decreased $150,000 for the year ended June 30, 2000, to a balance of $-0- at June 30, 2000.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC

NOTE G--INCOME TAXES (continued)

         Income tax expense (benefit) is allocated in the financial statements as follows:

                                                             Year Ended June 30,
                                                 --------------------------------------------
                                                    2001             2000             1999
                                                 ----------        --------        ----------

Income (loss) before cumulative effect of
  accounting change                              $2,641,000        $(17,000)       $3,284,000
Cumulative effect of accounting change                   --              --           (12,000)
                                                 ----------        --------        ----------
Total                                            $2,641,000        $(17,000)       $3,272,000
                                                 ==========        ========        ==========

         The provision for (benefit from) income taxes applicable to income
(loss) before cumulative effect of accounting change is as follows:

                                                    Year Ended June 30,
                                    ----------------------------------------------------
                                        2001                2000                1999
                                    ------------        ------------        ------------

Current:
    Federal                         $  2,451,000        $  1,137,000        $  3,156,000
    State                              1,171,000             924,000             658,000
                                    ------------        ------------        ------------
                                       3,622,000           2,061,000           3,814,000
                                    ------------        ------------        ------------
Deferred:
    Federal                             (282,000)         (1,092,000)           (192,000)
    State                               (699,000)           (986,000)           (338,000)
                                    ------------        ------------        ------------
                                        (981,000)         (2,078,000)           (530,000)
                                    ------------        ------------        ------------
Provision for (benefit from)
    income taxes                    $  2,641,000        $    (17,000)       $  3,284,000
                                    ============        ============        ============

         The reconciliation of income tax expense (benefit) attributable to income (loss) before cumulative effect of accounting change computed at the federal statutory tax rate of 34% for the years ended June 30, 2001 and 2000 and 35% for the year ended June 30, 1999 to income tax expense (benefit) is as follows:

                                                         Year Ended June 30,
                                           -----------------------------------------------
                                              2001              2000              1999
                                           ----------        ----------        -----------
Income tax expense (benefit) at
  federal statutory rate                   $1,954,000        $ (301,000)       $ 2,909,000
Change in valuation allowance                      --          (150,000)                --
Reversal of previously recorded tax
  accruals                                         --                --           (263,000)
State income tax, net of federal
  benefit                                     265,000           (41,000)           338,000
Goodwill amortization                         331,000           306,000            212,000
Nondeductible expenses and other               91,000           169,000             88,000
                                           ----------        ----------        -----------
Provision for (benefit from) income
  taxes                                    $2,641,000        $  (17,000)       $ 3,284,000
                                           ==========        ==========        ===========

         At June 30, 2001, the Company had state tax net operating loss carryforwards of $17,500,000 which expire from 2014 through 2020.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE H--SHAREHOLDERS' EQUITY

Warrants -- The Company had a warrant to purchase 3,858 shares of common stock outstanding at July 1, 1998, at an exercise price of $5.20 per share. A warrant to purchase 3,858 shares remains outstanding at June 30, 2001 and expires in 2004.

Stock Options -- The following table sets forth outstanding stock options under the Company's stock option plans as of June 30, 2001, 2000 and 1999 for the purchase of the Company's Common Stock:

                                                                     Weighted
                                                                      Average
                                                                     Exercise
          Options                     Shares         Option Prices     Price
----------------------------        -----------      -------------   --------
Outstanding at July 1, 1998            694,287        $1.50-18.25     $11.72
    Granted                            595,550         5.85-12.82       9.49
    Exercised                          (78,700)        1.50- 7.00       5.86
    Forfeited                         (183,566)       10.85-17.64      16.25
                                    ----------        -----------     ------
Outstanding at June 30, 1999         1,027,571         3.25-18.25      10.07
    Granted                            240,850         2.85- 6.91       3.70
    Exercised                           (6,000)        3.25- 5.25       4.08
    Forfeited                         (485,144)        3.25-18.25      11.37
                                    ----------        -----------     ------
Outstanding at June 30, 2000           777,277         2.85-18.00       7.33
    Granted                            416,550         2.85- 3.79       3.40
    Exercised                               --                  -          -
    Forfeited                         (102,737)        2.85-15.38       9.16
                                    ----------        -----------     ------
Outstanding at June 30, 2001         1,091,090        $2.85-18.00     $ 7.33
                                    ==========

         Options exercisable and shares available for future grant are as follows:

                                                  June 30,
                                  ----------------------------------------
                                    2001            2000            1999
                                  --------        --------        --------

Options exercisable                493,365         395,823         391,847
Shares available for grant         131,800         465,883         333,875

         The following table summarizes information about stock options outstanding at June 30, 2001:

            Options Outstanding                           Options Exercisable
-----------------------------------------------------    ----------------------
                               Weighted
                  Number       Average      Weighted       Number      Weighted
  Range of     Outstanding    Remaining     Average      Exercisable   Average
  Exercise     at June 30,   Contractual    Exercise     at June 30,   Exercise
   Prices          2001          Life         Price         2001        Price
----------------------------------------------------     ----------------------

$ 2.85- 4.00      651,175          9         $ 3.24       137,994       $ 3.12
  4.01- 6.00      182,315          7           5.65       142,316         5.59
  6.01-11.00      119,450          7           8.98        77,572         9.07
 11.01-18.00      138,150          6          14.27       135,483        14.33
-------------   ---------                                 -------
$ 2.85-18.00    1,091,090                                 493,365
                =========                                 =======

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE H--SHAREHOLDERS' EQUITY (continued)

         Options exercisable at June 30, 2001, 2000 and 1999 had weighted average exercise prices of $7.85, $9.19 and $10.37, respectively.

         The 1997 Stock Incentive Plan was approved by the Company's shareholders at the 1997 Annual Meeting and replaced both the Company's 1987 Employee Stock Option Plan, which expired in June 1997, and the Company's 1989 Stock Option Plan for Non-Employee Directors. No additional options will be awarded under either of the replaced plans.

         The following table summarizes common shares reserved at June 30, 2001:

Warrant                                                       3,858
1987 Employee Stock Option Plan                             192,890
1989 Stock Option Plan for Non-Employee Directors            30,000
1997 Stock Incentive Plan                                   868,200
                                                         ----------
                     Total common shares reserved         1,094,948
                                                         ==========

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

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended June 30, 2001, 2000, and 1999, respectively: risk-free interest rate of 4.66%, 6% and 7.5%; no annual dividend yield; volatility factor of .783, 1.025 and .898 based on daily closing prices for the year; and an expected option life of 6 years.

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

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE H--SHAREHOLDERS' EQUITY (continued)

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                        Year Ended June 30,
                                           ----------------------------------------------
                                              2001              2000              1999
                                           ----------        ----------        ----------

Pro forma net income (loss)                $    1,625        $   (3,569)       $    1,979
Pro forma earnings (loss) per share
        Basic                              $     0.23        $    (0.49)       $     0.27
        Diluted                                  0.22             (0.49)             0.26

         The weighted average fair value per share for options granted during the years ended June 30, 2001, 2000 and 1999 totaled $3.40, $3.70 and $9.49, respectively. The estimated remaining contractual life of options outstanding is 8 years.

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

Shareholder Rights Plan -- The Company's Board of Directors has adopted a shareholder rights plan to protect the interests of the Company's shareholders if the Company is confronted with coercive or unfair takeover tactics by encouraging third parties interested in acquiring the Company to negotiate with the Board of Directors. The shareholder rights plan, as amended, is a plan by which the Company has distributed rights ("Rights") to purchase (at the rate of one Right per share of common stock) shares of common stock at an exercise price of $75.00 per Right. The Rights are attached to the common stock and may be exercised only if a person or group acquires 10% or more of the outstanding common stock. Upon such an event, the Rights "flip-in" and each holder of a Right will thereafter have the right to receive, upon exercise, common stock having a value equal to two times the exercise price. All Rights beneficially owned by the acquiring person or group triggering the "flip-in" will be null and void. Additionally, if a third party were to take certain action to acquire the Company, such as a merger or other business combination, the Rights would "flip-over" and entitle the holder to acquire shares of the acquiring person with a value of two times the exercise price. The plan has been amended such that the rights will not separate from the common stock and become exercisable solely as a result of the execution of the merger agreement between the Company, KIDS Holdings and Ameris. The Rights are redeemable by the Company at any time before they become exercisable for $0.01 per Right and expire in 2008. In order to prevent dilution, the exercise price and number of Rights per share of common stock will be adjusted to reflect splits and combinations of, and common stock dividends on, the common stock.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE I--EARNINGS PER COMMON SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                              Year Ended June 30,
                                                -----------------------------------------------
                                                   2001              2000               1999
                                                ----------        -----------        ----------
Numerator
  Numerator for basic and
    diluted earnings (loss) per share:
      Income (loss) before
         cumulative effect of
         accounting change                      $3,114,000        $  (867,000)       $5,028,000
      Cumulative effect of accounting
          change                                        --                 --            20,000
                                                ----------        -----------        ----------
Net income (loss)                               $3,114,000        $  (867,000)       $5,008,000
                                                ==========        ===========        ==========

Denominator
  Denominator for basic earnings (loss)
     per share:weighted-average shares           7,200,274          7,225,806         7,450,063
  Effect of dilutive stock options
     and warrants                                   53,825                 --           134,804
                                                ----------        -----------        ----------
Denominator for diluted earnings (loss)
     per share:adjusted-weighted-average
     shares                                      7,254,099          7,225,806         7,584,867
                                                ==========        ===========        ==========

                                                 Year Ended June 30,
                                          ----------------------------------
                                           2001          2000          1999
                                          ------        ------        ------

Basic earnings (loss) per share:
   Before cumulative effect of
       accounting change                  $ 0.43        $(0.12)       $ 0.67
   Cumulative effect of accounting
       change                                 --            --            --
                                          ------        ------        ------
   Net income (loss)                      $ 0.43        $(0.12)       $ 0.67
                                          ======        ======        ======

Diluted earnings (loss) per share:
   Before cumulative effect of
       accounting change                  $ 0.43        $(0.12)       $ 0.66
   Cumulative effect of accounting
       change                                 --            --            --
                                          ------        ------        ------
   Net income (loss)                      $ 0.43        $(0.12)       $ 0.66
                                          ======        ======        ======

         The Company reported a net loss for fiscal 2000; therefore, the effect of considering potentially dilutive securities would be anti-dilutive. Securities that could potentially dilute basic income per share in the future that were not included in the computation of diluted income per share because to do so would have been anti-dilutive for fiscal 2001, 2000 and 1999 were 445,000, 777,000 and 914,000 shares, respectively.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE J--EMPLOYEE BENEFIT PLANS

         The Company has a Salary Reduction Plan under section 401(k) of the Internal Revenue Code. Under this plan, employees paid on a salary only basis may defer not less than 1% and not more than 20% of pre-tax compensation each year, subject to Internal Revenue Service limitations, through contributions to a designated investment fund. Under the provisions of the plan, the Company may contribute a discretionary amount to be determined each year. No discretionary contributions have been made under the plan. Administrative costs under the plan totaled $44,000, $42,000 and $45,000 for the years ended June 30, 2001, 2000, and 1999, respectively.

         Pursuant to shareholder approval, the Company implemented an Employee Stock Purchase Plan in January 1999. Under this plan, eligible employees can elect to have amounts withheld from their compensation which are used to purchase stock in the Company at 85% of the lesser of the market price of the stock at the beginning or the end of each calendar quarter. Withholding amounts are fixed prior to the beginning of each calendar quarter. During fiscal 2001, 2000 and 1999, 38,050 shares, 37,615 shares and 23,043 shares, respectively, of the Company's Common Stock were purchased at prices ranging from $2.13 to $3.08, $2.60 to $5.63 and $4.73 to $4.78 per share, respectively.

NOTE K--COMMITMENTS

         The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of June 30, 2001:

            Year ending June 30:

            2002                                         $ 1,829,000
            2003                                           1,590,000
            2004                                           1,234,000
            2005                                             889,000
            2006 and thereafter                              323,000
                                                         -----------
            Total                                        $ 5,865,000
                                                         ===========

         Certain of the leases have renewal options of up to 5 years. Total rental expense for all operating leases and other rental arrangements for the years ended June 30, 2001, 2000 and 1999 was $3,250,000, $3,516,000 and
$3,040,000, respectively.

         As of June 30, 2001, the Company has provided a letter of credit in the amount of $970,000 to guarantee payment for future claims incurred under its insurance program. The letter of credit reduces availability under the Company's line of credit by the same amount.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE L--CONTINGENCIES

Shareholder Litigation -- On June 22, 2001, a purported class action was filed in the Circuit Court, Davidson County, Tennessee against the Company and each of the directors of the Company. The suit alleges that the directors of the Company breached their fiduciary duties to the shareholders of the Company by approving an exclusivity agreement pursuant to which the Company agreed to negotiate exclusively with Ameris Acquisition, Inc. for the period from June 14, 2001 through July 13, 2001. The lawsuit seeks class action certification, an order of the court directing the directors of the Company to exercise their fiduciary duties to obtain a transaction that is in the best interests of the Company's shareholders, an award of attorney's fees and costs, and other relief. The Company believes that the lawsuit is based upon erroneous assumptions by the plaintiff, is without merit, and intends to vigorously defend its position.

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

NOTE M--RELATED PARTY TRANSACTIONS

         The Company rents certain operating properties from Amy S. Harrison and Martha A. Petrey, Ph.D., officers and directors of the Company. Payments under these month-to-month rental arrangements totaled $149,000 for the year ended June 30, 2001 and $115,000 for each of the years ended June 30, 2000, and 1999, respectively.

NOTE N--PROPOSED MERGER

         On August 9, 2001, the Company subsequently announced that it had signed a definitive merger agreement with KIDS Holdings and its wholly-owned subsidiary, Ameris, pursuant to which KIDS Holdings would acquire all of the Company's outstanding common stock for $6.00 per share. Under the terms of the merger agreement, Ameris will be merged with the Company, with the Company being the surviving entity and becoming a wholly-owned subsidiary of KIDS Holdings. The transaction remains subject to a number of contingencies, including Ameris obtaining the required financing, approval by the Company's shareholders, a lack of material adverse change in the Company's business and other usual and customary closing conditions. Ameris has obtained commitments for a majority of the financing required to close the transaction, but a substantial amount of additional financing remains to be secured. No assurance can be given that the required financing can be secured or that the merger will be consummated.

                    CHILDREN'S COMPREHENSIVE SERVICES, INC.

NOTE O--QUARTERLY FINANCIAL INFORMATION (Unaudited)

         The following table sets forth selected quarterly operating data.


                                                            2001                                    2000
                                           -------------------------------------   --------------------------------------
                                            First    Second     Third    Fourth     First    Second     Third     Fourth
                                           -------   -------   -------   -------   -------   -------   -------   --------
(in thousands except per share amounts)

Total revenues                             $30,467   $32,164   $33,862   $35,237   $29,779   $31,522   $33,024   $ 32,445
Income (loss) from operations                1,165     1,659     2,807     2,866     1,285     2,845     1,087     (3,903)
Net income (loss)                              297       586     1,068     1,163       461     1,292       210     (2,830)
Income (loss) per share, diluted:
   Net income (loss)                       $  0.04   $  0.08   $  0.15   $  0.16   $  0.06   $  0.18   $  0.03   $  (0.39)

*******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None




                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                    DIRECTORS


                                          POSITION(S)
       NAME                     AGE       WITH COMPANY                          DIRECTOR SINCE
----------------------------   -----      -------------------------------       --------------

William J Ballard               59        Chairman, Chief Executive             May 1993
                                          Officer and Director

Amy S. Harrison                 51        Vice Chairman, President, Chief       May 1988
                                          Operating Officer and Director

Martha A. Petrey, Ph.D.         58        Executive Vice President and          May 1988
                                          Director

Thomas B. Clark                 59        Director                              September 1994

Joseph A. Fernandez, Ed.D.      65        Director                              September 1994

David L. Warnock                43        Director                              September 1994


         Mr. Ballard has served as Chief Executive Officer of the Company since March 1993, as a director since May 1993, and as Chairman of the Board since September 1994. Mr. Ballard also served as President of the Company from March 1993 to February 1996. From May 1992 through March 1993, Mr. Ballard served as Vice President of Cumberland Health Systems, Inc., in connection with its proposed merger with the Company. From June 1990 through May 1992, Mr. Ballard served as Vice President - Finance and Treasurer of the Company. Prior to such time, Mr. Ballard served as President of Paladin Capital, Inc. from March 1988 through May 1990 and as president of Major Safe Co., Inc. from 1973 through 1987.

         Ms. Harrison has served as Vice Chairman of the Company since May 1990, as President since February 1996, as Chief Operating Officer since January 2000 and as a director of the Company since May 1988. From March 1988 through September 1994, Ms. Harrison served as an Executive Vice President of the Company. In 1977 Ms. Harrison founded a group of corporations collectively known as Advocate Schools, and served as an executive officer and a director of those corporations until their acquisition by the Company in March 1988. Ms. Harrison has also served as a consultant to the California State Department of Education and has had numerous state and county appointments.

         Dr. Petrey has served as an Executive Vice President of the Company since March 1988 and as a director since May 1988. Dr. Petrey served as an executive officer and a director of Advocate Schools from 1980 until their acquisition by the Company in March 1988. Dr. Petrey holds a Ph.D. in clinical psychology from the University of South Carolina and is a licensed clinical psychologist with experience in both public and private practice.

         Mr. Clark is President of Pinkerton Consulting & Investigations Division, a division of Pinkerton's, Inc., a security services firm. From October 1994 until July 1997, Mr. Clark was an attorney-at-law in private practice. From January 1994 until October 1994, he served as Executive Vice President-Administration and General Counsel of Genesco Inc., a footwear and apparel manufacturer and retailer. Prior to assuming that position, Mr. Clark served as a partner in the law firm of Boult, Cummings, Conners & Berry in Nashville, Tennessee from 1987 to 1994.

         Dr. Fernandez, retired, served as President of Joseph A. Fernandez & Associates, Inc., an education consulting firm, from 1993 until 1999. From June 1993 until June 1996, Dr. Fernandez also served as President and Chief Executive Officer of School Improvement Services, Inc., a provider of consulting services related to school improvement at the state, district or school level. From June 1993 until July 1994, Dr. Fernandez also served as the President of the Council of Great City Schools, a Washington, D.C. based organization representing fifty of the largest urban school districts in the United States. Prior to assuming such positions in 1993, Dr. Fernandez served as Chancellor of the New York City Public Schools from 1990 to 1993 and as Superintendent of the Dade County Public Schools in Miami, Florida from 1987 to 1990. Dr. Fernandez serves as a director of Touchstone Applied Science Associates, Inc., a provider of assessment and instructional products to the education marketplace. Dr. Fernandez holds an Ed.D. from Nova University.

         Mr. Warnock has been a partner at Cahill, Warnock & Company, an investment management company, since June 1995. Prior to joining Cahill, Warnock & Company, Mr. Warnock served as President of T. Rowe Price Strategic Partners II, L.P., the general partner of T. Rowe Price Strategic Partners Fund II, L.P., a principal shareholder of the Company, and as a Vice President of T. Rowe Price Associates, Inc. See "Security Ownership of Certain Beneficial Owners and Management - Certain Beneficial Owners." Mr. Warnock serves as a director on the boards of Environmental Safeguards, Inc., a developer of environmental remediation and recycling technologies, Concorde Career Colleges, Inc., an owner and operator of proprietary, post-secondary institutions offering vocational training, Blue Rhino Corporation, a national provider of propane grill cylinder exchange and Touchstone Applied Science Associates, Inc., a provider of assessment and instructional products to the education marketplace.

                               EXECUTIVE OFFICERS

         The following are the current executive officers of the Company.


          NAME                    AGE            POSITION(S) WITH COMPANY
------------------------------    ---    ---------------------------------------

William J Ballard                  59    Chairman, Chief Executive Officer and
                                         Director

Amy S. Harrison                    51    Vice Chairman, President, Chief
                                         Operating Officer and Director

Martha A. Petrey, Ph.D.            58    Executive Vice President and Director

Vicki M. Agee, Ph.D.               62    Vice President

Kathryn Behm Celauro               53    Vice President Customer Relations

Barbara J. Dalton                  47    Vice President

John C. Edmunds                    47    Vice President, Secretary and Treasurer

Elizabeth A. Guthrie               57    Vice President

Barbara M. Lonardi                 47    Vice President Corporate Resources and
                                         Compliance

Francis M. Sauvageau               41    Vice President Business Development

Donald B. Whitfield                49    Vice President Finance and Chief
                                         Financial Officer

         The following background information relates to those executive officers who are not also directors. For information regarding the executive officers who are also directors, see "Directors."

         Dr. Agee has served as a Vice President of the Company since September 1995. From July 1991 through September 1995, Dr. Agee served as Senior Vice President and Clinical Director for Youth Services International, Inc. Prior to July 1991, Dr. Agee served as Director of Correctional Services for New Life Youth Services, Inc. Dr. Agee holds a Ph.D. in clinical psychology from the University of Texas and is a licensed clinical psychologist.

         Ms. Celauro has served as a Vice President since November 1993. From April 1993 through October 1993, Ms. Celauro served as a Vice President of Cumberland Health Systems, Inc. From January 1987 through March 1993, Ms. Celauro served in various capacities with the Company, including Senior Vice President, Vice President and Secretary. From September 1985 to January 1987, Ms. Celauro served as Commissioner of Revenue for the State of Tennessee. Prior to that time, she served as legal counsel to the Commissioner of Finance and Administration.

         Ms. Dalton has served as a Vice President of the Company since September 2000. From 1998 through August 2000 Ms. Dalton served as a Vice President of Sunrise Assisted Living. In 1997, she served as a Vice President of Gambro Healthcare. Prior to that time, she served as a Vice President of Cardiovascular Ventures and as a Vice President of Community Psychiatric Centers, healthcare related companies.

         Mr. Edmunds has served as Vice President, Secretary and Treasurer of the Company since November 1997. From June 1997 to November 1997, he served the Company as a divisional Vice President and Controller. From January 1992 until June 1997, he was employed by Vendell Healthcare, Inc., where he served as Vice President, Secretary and Controller. Mr. Edmunds is a certified public accountant.

         Ms. Guthrie has served as a Vice President of the Company since November 2000. From May 1996 through November 2000, Ms. Guthrie was Regional Director of Operations for Joyner Sportsmedicine Institute, Inc., a physical therapy company.

         Ms. Lonardi has served as Vice President Corporate Resources and Compliance since June 1997, and served as Regional Vice President of Human Resources and Training for the Company from September 1996 through May 1997. From 1992 to 1996 Ms. Lonardi served as an Assistant Administrator with First Hospital Corporation, and from 1985 to 1992 Ms. Lonardi served as Director of Personnel and Training for the Company.

         Mr. Sauvageau has served as Vice President Business Development of the Company since September 1998 and served as a divisional vice president from June 1997 to September 1998. Mr. Sauvageau was previously employed by Vendell Healthcare, Inc., where he served as Vice President-Development from April 1997 to June 1997 and as a facility administrator from January 1996 to March 1997. From 1994 to 1996 he was President of Pracmanix, a behavioral practice management company.

         Mr. Whitfield has served as Vice President Finance and Chief Financial Officer of the Company since November 1997. From 1993 to 1997, he served as Vice President Finance, Secretary and Treasurer of the Company. Mr. Whitfield has been employed by the Company since March 1988 in various other capacities, including Controller, Assistant Secretary and Assistant Treasurer. Mr. Whitfield is a certified public accountant.



SECTION 16(A)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to rules promulgated under the Securities Exchange Act of 1934, as amended, the Company's directors, executive officers and any person holding more than ten percent (10%) of the Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the SEC. These persons also are required by SEC regulations to furnish the Company with copies of these reports. Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates. Based solely on a review of the reports furnished to the Company and written representations from the Company's directors and executive officers, the Company believes that all of these filing requirements were satisfied by the Company's directors, executive officers and ten percent (10%) holders during the 2001 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The table below shows information concerning the annual and long-term compensation for services in all capacities to the Company for the past three fiscal years for the Chief Executive Officer and the Company's other four most highly compensated executive officers who were serving as executive officers at June 30, 2001 (collectively, the "Named Officers").

                                                                               Long-Term
                                             Annual Compensation             Compensation
                                        --------------------------------     ------------
                                                                                Awards
                                                                             ------------

                                                                              Securities
                                                                              Underlying
   Name and Principal Position          Year     Salary ($)    Bonus ($)      Options(#)
---------------------------------       ----     ----------    ---------     ------------

William J Ballard                       2001       233,656          ---         137,500
Chairman, Chief Executive Officer       2000       225,000       28,125             ---
and Director                            1999       221,707       25,000         150,000


Amy S. Harrison                         2001       233,656          ---         137,500
Vice Chairman, President, Chief         2000       225,000       28,125             ---
Operating Officer and Director          1999       221,707       50,000         150,000


Martha A. Petrey, Ph.D.                 2001       130,000          ---           5,000
Executive Vice President and            2000       130,000       11,375           5,000
Director                                1999       130,000       33,750          10,000


Francis M. Sauvageau                    2001       144,001          ---           5,000
Vice President                          2000       129,800       11,366           5,000
                                        1999       123,569       12,500           9,000


Barbara J. Dalton (1)                   2001       123,058          ---          27,500
Vice President


------------------------------------

(1)   Employment commenced September 2000.

OPTION GRANTS IN LAST FISCAL YEAR

         The table below shows information concerning the grants of stock options pursuant to the 1997 Stock Incentive Plan during the fiscal year ended June 30, 2001 to the Named Officers. No stock appreciation rights have ever been granted by the Company.

                                                                                        Potential Realizable
                                                                                          Value at Assumed
                                                                                       Annual Rates of Stock
                                                                                       Price Appreciation For
                                       Individual Grants                                    Option Term
-----------------------------------------------------------------------------------    ----------------------

                             Number of      % of Total
                             Securities      Options
                             Underlying     Granted to      Exercise
                              Options        Employees       or Base
                              Granted           in           Price      Expiration
           Name                 (#)         Fiscal Year      ($/Sh)        Date           5%($)      10%($)
------------------------     ----------     -----------     -------     -----------      -------    --------
William J Ballard              125,000        33.0%           3.18        12/14/10       249,986     633,513
                                12,500                        3.79         5/22/11        29,794      75,504

Amy S. Harrison                125,000        33.0%           3.18        12/14/10       249,986     633,513
                                12,500                        3.79         5/22/11        29,794      75,504

Martha A. Petrey, Ph.D.          5,000         1.2%           3.79         5/22/11        11,918      30,201


Francis M. Sauvageau             5,000         1.2%           3.79         5/22/11        11,918      30,201


Barbara J. Dalton               20,000         6.6%          3.588        11/14/10        45,129     114,367
                                 7,500                        3.79         5/22/11        17,876      45,302

AGGREGATED OPTION EXERCISES
IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The table below provides information as to the number of shares acquired during the fiscal year ended June 30, 2001 upon the exercise of outstanding options and the value realized upon exercise. Also reported are the number of shares covered by both exercisable and unexercisable stock options as of June 30, 2001 and the values for the "in-the-money" options, which represent the spread between the exercise price of any such existing stock options and the fiscal year-end price of the Common Stock of $5.00.

                                                           Number of Securities        Value of
                                                              Underlying             Unexercised
                                                              Unexercised            In-the Money
                                                               Options at             Options at
                                                             Fiscal Year-End        Fiscal Year-End
                              Shares                      --------------------      ----------------
                             Acquired                            (#)                      ($)
          Name                  on          Value               ----                      ---
                             Exercise      Realized         Exercisable (E)/        Exercisable (E)/
                               (#)            ($)           Unexercisable (U)       Unexercisable (U)
------------------------    ---------     ----------      ---------------------     ------------------

William J Ballard               -             -                 48,667     E             35,000     E
                                                               145,833     U            242,625     U


Amy S. Harrison                 -             -                 48,667     E             35,000     E
                                                               145,833     U            242,625     U


Martha A. Petrey, Ph.D.         -             -                 41,833     E             26,326     E
                                                                11,667     U             13,199     U


Francis M. Sauvageau            -             -                  8,667     E              3,576     E
                                                                11,333     U             13,199     U


Barbara J. Dalton               -             -                      -     E                  -     E
                                                                27,500     U             37,515     U

----------------------------

         The Company has no long-term incentive plans or defined benefit or actuarial plans covering any employees of the Company as is defined in SEC regulations.

DIRECTOR COMPENSATION

         The Company's non-employee directors receive an annual retainer of $12,000 and reimbursement for expenses. In addition, under the provisions of the Company's 1997 Stock Incentive Plan, the Company's non-employee directors each receive an automatic annual stock option grant to purchase 5,000 shares of Common Stock with an exercise price equal to the fair market value of the Common Stock on the date of grant. The Board of Directors may, in the future, adjust the compensation of directors as it deems advisable and consistent with the best interests of the Company and its shareholders and the financial abilities of the Company.

EMPLOYMENT CONTRACTS

         The Company's Chief Executive Officer, William J Ballard, has a four year employment agreement, effective August 1998, with the Company which provides for an annual base salary of $235,000 for fiscal 2001. His salary level is reviewed annually. The agreement renews for successive one year terms on the anniversary date subject to prior written notice of cancellation. The agreement also provides for a severance arrangement in the amount of two years' compensation plus certain other benefits in the event of termination. Mr. Ballard is also eligible for an incentive bonus based on the attainment of certain personal goals and the Company's operating performance in fiscal 2001.

         The Company's President and Chief Operating Officer, Amy S. Harrison, has a four year employment agreement, effective August 1998, with the Company which provides for an annual base salary of $235,000 for fiscal 2001. Her salary level is reviewed annually. The agreement renews for successive one year terms on the anniversary date subject to prior written notice of cancellation. The agreement also provides for a severance arrangement in the amount of two years' compensation plus certain other benefits in the event of termination. Ms. Harrison is also eligible for an incentive bonus based on the attainment of certain personal goals and the Company's operating performance in fiscal 2001.

SALARY CONTINUATION AGREEMENTS

         The Company has salary continuation agreements with Martha A. Petrey, Ph.D., Barbara J. Dalton, Elizabeth A. Guthrie, Barbara M. Lonardi, Francis M. Sauvageau and Donald B. Whitfield. Pursuant to these agreements, upon the "constructive termination" of the employee's employment by the Company or the termination of the employee's employment with the Company without cause within two years of the effective date of a change in control of the Company, the employee is entitled to a severance payment equal to the sum of the employee's annual salary at the time of termination and the average cash bonus paid to such employee during the three years prior to the termination of the employee's employment. The severance payment is payable one-half within 15 days of the effective date of the termination of the employee's employment and one-half in six equal monthly payments beginning on the first day of the sixth month immediately following termination of the employee's employment. The monthly severance payments are subject to reduction if the employee finds other employment during the period he or she is receiving severance payments.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee currently consists of Messrs. Clark and Warnock and Dr. Fernandez. None of the members of the Compensation Committee were officers or employees of the Company or its subsidiaries during the last fiscal year or prior thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information as of September 26, 2001 with respect to those persons known to the Company to be the beneficial owners of more than five percent (5%) of the Common Stock. Unless otherwise noted, the Company has been advised that all of the shares listed below are beneficially owned, and the sole investment and voting power is held, by the person or entity named.

                                                 AMOUNT AND NATURE
                                                   OF BENEFICIAL      PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                 OWNERSHIP          CLASS
----------------------------------------         -----------------    ----------

T. Rowe Price Associates, Inc. (1)                   718,414            9.94%
100 East Pratt Street
Baltimore, Maryland 21202

Fleet Boston Financial Corporation (2)               718,400            9.94%
One Federal Street
Boston, Massachusetts 02110

Dimensional Fund Advisors, Inc. (3)                  600,650            8.31%
1299 Ocean Avenue, 11th Floor
Santa Monica, California  90401

Century Management (4)                               372,400            5.15%
1301 Capitol of Texas Highway
Suite B228
Austin, Texas  78746

Amy S. Harrison (5)                                  373,246            5.13%
11980 S. Mt. Vernon
Grand Terrace, California 92324

(1) Based on information included in a Form 13G filed with the Securities and Exchange Commission (the "SEC ") on February 8, 2001. Beneficial Owner has sole voting power with respect to 18,414 shares and sole dispositive power with respect to 718,414 shares.

(2) Based on information included in a Form 13G filed with the SEC on February 14, 2001. Beneficial Owner has sole voting power with respect to 474,300 shares, sole dispositive power with respect to 715,900 shares and shared dispositive power with respect to 2,500 shares.

(3) Based on information included in a Form 13G filed with the SEC on February 2, 2001.

(4) Based on information included in a Form 13F filed with the SEC on June 1, 2001.

(5) Includes 48,667 shares issuable upon exercise of outstanding stock options granted to Ms. Harrison. The shares issuable to Ms. Harrison upon the exercise of these options are deemed to be outstanding for the purpose of computing the percentage of outstanding Common Stock beneficially owned by her, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information as of September 26, 2001 with respect to the Common Stock beneficially owned by each director, each of the executive officers named in the Summary Compensation Table, and by all directors and executive officers as a group. Unless otherwise noted, the Company has been advised that all of the shares listed below are beneficially owned, and the sole investment and voting power is held, by the person named.


                                                        AMOUNT AND NATURE OF BENEFICIAL        PERCENT OF
              NAME OF BENEFICIAL OWNER                            OWNERSHIP(1)                   CLASS
-----------------------------------------------------   -------------------------------        -----------

Amy S. Harrison(2)(3)                                              373,246                        5.13%

Martha A. Petrey, Ph.D.(2)(3)                                      348,079                        4.79%

William J Ballard(2)(3)                                             93,892                        1.29%

Thomas B. Clark(2)                                                  31,000    (4)                  *

Joseph A. Fernandez, Ed.D.(2)                                       37,328    (5)                  *

David L. Warnock(2)                                                 61,904                         *

Francis M. Sauvageau (3)                                            10,729                         *

Barbara J. Dalton (3)                                                6,667                         *

All Executive Officers and Directors as a Group (14
     persons)                                                    1,100,706                       14.51%

  *  Less than one percent

(1) Pursuant to rules of the Securities and Exchange Commission, the shares indicated include the following shares issuable upon exercise of outstanding stock options:


Amy S. Harrison                                                  48,667

Martha A. Petrey, Ph.D.                                          43,500

William J Ballard                                                48,667

Thomas B. Clark                                                  30,000

Joseph A. Fernandez, Ed.D.                                       30,000

David L. Warnock                                                 30,000

Francis M. Sauvageau                                             10,667

Barbara J. Dalton                                                 6,667

All Executive Officers and
     Directors as a Group                                       352,335


         The shares issuable to each of these persons and to all executive officers and directors as a group upon the exercise of these options are deemed to be outstanding for the purpose of computing the percentage of outstanding Common Stock beneficially owned by that person and for all executive officers and directors as a group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person.

(2)      Director.

(3)      Named Officer.

(4) Includes 1,000 shares of Common Stock held by the spouse of Mr. Clark, as to which Mr. Clark disclaims beneficial ownership. (5) The shares indicated also include a warrant to purchase 3,858 shares of Common Stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

         Amy S. Harrison and Martha A. Petrey, Ph.D., who serve as executive officers and directors of the Company, lease four operating properties in California to the Company. Payments to Ms. Harrison and Dr. Petrey under these month-to-month rental arrangements totaled $149,000 for the fiscal year ended June 30, 2001.

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)       Financial Statements
         The following financial statements of Children's Comprehensive Services, Inc. are included in Part II, Item 8:

                                                                       Page
                                                                       ----

Consolidated Balance Sheets-June 30, 2001 and 2000                      33

Consolidated Statements of Operations for the Years Ended
         June 30, 2001, 2000 and 1999                                   35

Consolidated Statements of Shareholders' Equity for
         the Years Ended June 30, 2001, 2000 and 1999                   36

Consolidated Statements of Cash Flows for the Years
         Ended June 30, 2001, 2000 and 1999                             37

Notes to Consolidated Financial Statements                              39

        (2)       Financial Statement Schedules

Schedule II - Valuation and qualifying accounts                         67

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

       (3)  Management Contracts and Compensatory Plans or Arrangements

       1987 Employee Stock Option Plan, as amended, (included herein as
          Exhibit 10.4.)

       1989 Stock Option Plan for Non-Employee Directors, (included herein as
          Exhibit 10.5.)

       1997 Stock Incentive Plan, (included herein as Exhibit 10.13.)

       Warrant Agreement dated October 1, 1996, between the Registrant and
          Joseph A. Fernandez, (included herein as Exhibit 10.7.)

       Employment Agreement between the Registrant and William J Ballard,
          (included herein as Exhibit 10.1.)

       Employment Agreement between the Registrant and Amy S. Harrison,
          (included herein as Exhibit 10.2.)

       Form of Salary Continuation Agreement between the Registrant and
          Barbara J. Dalton, Elizabeth A. Guthrie, Barbara M. Lonardi, Martha
          A. Petrey, Francis M. Sauvageau, and Donald B. Whitfield, (included herein as Exhibit 10.40.)

(b)    Reports on Form 8-K

       Form 8-K - Reporting date - April 27, 2001
       Items reported - Item 9. Regulation FD Disclosure
       The Company announced its plans to provide an online web simulcast and rebroadcast of its 2001 third quarter earnings release conference call.

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

                                        CHILDREN'S COMPREHENSIVE SERVICES, INC.


Date:  September 28, 2001               By:  /s/William J Ballard
                                             -----------------------------------
                                             William J Ballard
                                             Chairman, Chief Executive Officer
                                             and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  September 28, 2001                    /s/William J Ballard
                                             -----------------------------------
                                             William J Ballard
                                             Chairman, Chief Executive Officer
                                             and Director (Principal Executive
                                             Officer)


Date:  September 28, 2001                    /s/Amy S. Harrison
                                             -----------------------------------
                                             Amy S. Harrison
                                             Vice Chairman, President, Chief
                                             Operating Officer and Director


Date:  September 28, 2001                    /s/Martha A. Petrey, Ph.D.
                                             -----------------------------------
                                             Martha A. Petrey, Ph.D.
                                             Executive Vice President and
                                             Director


Date:  September 28, 2001                    /s/Donald B. Whitfield
                                             -----------------------------------
                                             Donald B. Whitfield
                                             Vice President - Finance and Chief
                                             Financial Officer (Principal
                                             Financial and Accounting Officer)


Date:  September 28, 2001                    /s/John C. Edmunds
                                             -----------------------------------
                                             John C. Edmunds
                                             Vice President - Secretary and
                                             Treasurer


Date:  September 28, 2001                    /s/Thomas B. Clark
                                             -----------------------------------
                                             Thomas B. Clark
                                             Director


Date:  September 28, 2001                    /s/Joseph A. Fernandez, Ed.D.
                                             -----------------------------------
                                             Joseph A. Fernandez, Ed.D.
                                             Director


Date:  September 28, 2001                    /s/David L. Warnock
                                             -----------------------------------
                                             David L. Warnock
                                             Director

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     CHILDREN'S COMPREHENSIVE SERVICES, INC.


----------------------------------------------------------------------------------------------------------------
COL. A                              COL. B              COL. C--ADDITIONS          COL D.            COL E.
----------------------------------------------------------------------------------------------------------------
                                                      (1)
                                    Balance        Charged to     Charged to                         Balance
                                    at Beginning   Costs and      Other Accounts-  Deductions-       at End
DESCRIPTION                         of Period      Expenses       Describe         Describe          of Period
----------------------------------------------------------------------------------------------------------------
Year ended June 30, 2001:
  Deducted from asset accounts:
    Allowance for doubtful
      accounts                      $ 3,913,000    $2,298,000     $      -0-       $2,474,000(1)     $ 3,737,000
    Property impairment reserve       6,237,000            -0-           -0-               -0-         6,237,000
                                    -----------    ----------     ---------        ----------        -----------
          Totals                    $10,150,000    $2,298,000     $      -0-       $2,474,000        $ 9,974,000
                                    ===========    ==========     =========        ==========        ===========

Year ended June 30, 2000:
  Deducted from asset accounts:
    Allowance for doubtful
      accounts                      $ 1,952,000    $3,060,000     $      -0-       $1,099,000(1)     $ 3,913,000
    Property impairment reserve              -0-    6,237,000            -0-               -0-         6,237,000
                                    -----------    ----------     ---------        ----------        -----------
          Totals                    $ 1,952,000    $9,297,000     $      -0-       $1,099,000        $10,150,000
                                    ===========    ==========     =========        ==========        ===========

Year ended June 30, 1999:
  Deducted from asset accounts:
    Allowance for doubtful
      accounts                      $ 1,865,000     $1,275,000     $      -0-      $1,188,000(1)     $ 1,952,000
                                    -----------     ----------     ---------       ----------        -----------
          Totals                    $ 1,865,000     $1,275,000     $      -0-      $1,188,000        $ 1,952,000
                                    ===========     ==========     =========       ==========        ===========


(1)      Uncollectible accounts written off against allowance account.

                                INDEX TO EXHIBITS

Exhibit
Number   Description of Exhibit
------   ----------------------
 2.1     Agreement For Statutory Merger, dated August 8, 2001, between KIDS
         Holdings, Inc., Ameris Acquisition, Inc., and Registrant. (22)

 3.1     Restated Charter, as amended. (1)

 3.2     Amended and Restated By-Laws. (20)

 4.1     Specimen Stock Certificate. (5)

 4.2     Shareholder Rights Agreement (11)

 4.3     Amendment No. 1 to Shareholder Rights Agreement, dated August 8,
         2001.(22)

10.1 Employment Agreement between the Registrant and William J Ballard, effective as of August 19, 1998 (15)

10.2 Employment Agreement between the Registrant and Amy S. Harrison, effective as of August 19, 1998 (15)

10.3     Registration Agreement between Registrant and Amy S. Harrison and
         Martha A. Petrey. (2)

10.4     1987 Employee Stock Option Plan, as amended. (6)

10.5     1989 Stock Option Plan for Non-Employee Directors. (3)

10.6     Assignment and Sublease between Registrant and Helicon Incorporated.
         (4)

10.7     Warrant Agreement dated October 1, 1996, between the Registrant and
         Joseph A. Fernandez. (8)

10.8 Consulting and Marketing Agreement effective as of August 1, 1992, dated September 22, 1994, by and between the Registrant and Helicon
         Incorporated. (6)

10.9     First Amendment, dated September 1, 1999, to the Consulting and
         Marketing Agreement effective as of August 1, 1992 by and between the Registrant and Helicon Incorporated. (16)

10.10 Registration Rights Agreement, dated September 20, 1993, by and between the Registrant and T. Rowe Price Strategic Partners Fund II, L.P. (7)

10.11    Guaranty and Suretyship Agreement dated January 29, 1996, by and between First American National Bank, the Registrant and Helicon Inc.
         (7)

10.12    Fifth Amendment to Guaranty and Suretyship Agreement dated January 31,
         2001, by and between AmSouth Bank, successor by merger to First
         American National Bank, the Registrant and Helicon Inc.

10.13    1997 Stock Incentive Plan. (8)

10.14    Lease Agreement dated September 26, 1989 between the Registrant and the
         Equitable Life Assurance Society of the United States. (8)

10.15 First Amendment, dated February 21, 1990, to the lease between the Registrant and the Equitable Life Assurance Society of the United
         States. (8)

10.16 Second Amendment, dated March 1, 1993, to the lease between the Registrant and the Equitable Life Assurance Society of the United
         States. (8)

10.17    Third Amendment, dated October 26, 1993, to the lease between
         Registrant and the Equitable Life Assurance Society of the United
         States. (8)

10.18 Fourth Amendment, dated March 11, 1999, to the lease between Registrant and the Equitable Life Assurance Society of the United States. (16)

10.19 Fifth Amendment, dated March 31, 1999, to the lease between Registrant and the Equitable Life Assurance Society of the United States. (16)

10.20 Sixth Amendment, dated January 7, 2000, to the lease between Registrant and Highwoods/Tennessee Holdings L.P., successor-in-interest to the Equitable Life Assurance Society of the United States. (19)

10.21    Merger Agreement by and between Ventures Healthcare of Gainesville,
         Inc. and the Registrant dated January 19, 1998 (9)

10.22    Agreement by and between Chad Youth Enhancement Center, Inc. and CLG
         Management Company, LLC and the Registrant dated February 12, 1998 (9)

10.23 Agreement and Plan of Merger, dated as of September 9, 1998, between the Registrant and Ameris Health Systems, Inc. (10)

10.24    Stock Purchase Agreement between the Registrant and William M. Bosic,
         Donald J. Bosic, Joseph C. McCoy and Somerset, Inc. (12)

10.25    First Addendum to Stock Purchase Agreement between the Registrant and
         William M. Bosic, Donald J. Bosic, Joseph C. McCoy and Somerset, Inc.
         (12)

10.26 Agreement of Purchase and Sale and Joint Escrow Instructions between the Registrant and BMB Enterprises. (12)

10.27    Asset Purchase Agreement between the Registrant and Behavioral Medicine
         Professionals, Inc. (12)

10.28    Asset Purchase Agreement between the Registrant and B and B Leasing.
         (12)

10.29 Noncompetition, Confidentiality and Nonsolicitation Agreement between the Registrant and Joseph C. McCoy. (12)

10.30 Noncompetition, Confidentiality and Nonsolicitation Agreement between the Registrant and Donald J. Bosic. (12)

10.31 Noncompetition, Confidentiality and Nonsolicitation Agreement between the Registrant and William M. Bosic. (12)

10.32    Children's Comprehensive Services, Inc. Employee Stock Purchase Plan
         (13)

10.33    Credit Agreement by and among the Company and SunTrust Bank, Nashville,
         N.A. as agent and lender dated December 1, 1998 (14)

10.34 First Amendment to Credit Agreement by and among the Company and SunTrust Bank, Nashville, N.A. as agent and lender dated December 1,
         1998 (15)

10.35    Second Amendment to Credit Agreement by and among the Company and
         SunTrust Bank, Nashville, N.A. as agent and lender dated April 20, 1999
         (15)

10.36 Third Amendment to Credit Agreement by and between the Registrant and SunTrust Bank, Nashville, N.A. as agent and lender, dated September 27,
         1999 (17)

10.37 Fourth Amendment to Credit Agreement by and between the Registrant and SunTrust Bank, Nashville, N.A. as agent and lender, dated January 15,
         2000 (18)

10.38 Fifth Amendment to Credit Agreement by and between the Registrant and SunTrust Bank, Nashville, N.A. as agent and lender, dated April 21,
         2000 (18)

10.39 Sixth Amendment to Credit Agreement by and between the Registrant and SunTrust Bank, Nashville, N.A. as agent and lender, dated February 13,
         2001 (21)

10.40    Form of Salary Continuation Agreement between the Registrant and
         Barbara J. Dalton, Elizabeth A. Guthrie, Barbara M. Lonardi, Martha A.
         Petrey, Francis M. Sauvageau, and Donald B. Whitfield (21)

10.41    Form of Indemnification Agreement (21)

21       Subsidiaries of the Registrant.

23       Consent of Ernst & Young LLP.



(1)      Incorporated herein by reference from Registrant's Registration
         Statement on Form S-2, filed August 15, 1996 (Reg. No. 333-8387).

(8)      (2) Incorporated herein by reference from Registrant's Form 8-K, dated
         April 12, 1988, reporting the acquisition of Advocate Schools (File No.
         0-16162).

(3)      Incorporated herein by reference from Registrant's Registration
         Statement on Form S-8, filed February 14, 1990 (Reg. No. 2-33-33499).

(4) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended March 31, 1990, dated June 28, 1990 (File No.
         0-16162).

(5) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended March 31, 1994, dated June 28, 1994 (File No.
         0-16162).

(6) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended March 31, 1995, dated June 28, 1995 (File No.
         0-16162).

(7) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended March 31, 1996, dated June 28, 1996 (File No.
         0-16162).

(8) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended June 30, 1997, dated September 29, 1997 (File No.
         0-16162).

(9) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended June 30, 1998, dated September 29, 1998 (File No.
         0-16162).

(10)     Incorporated herein by reference from Registrant's Form 8-K, dated
         September 24, 1998, reporting the merger agreement with Ameris Health
         Systems, Inc. (File No. 0-16162)

(11)     Incorporated herein by reference from Registrant's Form 8-K, dated
         November 25, 1998, reporting the adoption of a shareholder rights plan.
         (File No. 0-16162).

(12)     Incorporated herein by reference from Registrant's Form 8-K, dated
         December 16, 1998, reporting the acquisition of Somerset, Inc. (File
         No. 0-16162).

(13)     Incorporated herein by reference from Registrant's Form S-8 dated
         December 22, 1998 (File No. 0-16162).

(14) Incorporated herein by reference from Registrant's Form 10-Q for the period ended December 31, 1998, dated February 15, 1999 (File No.
         0-16162).

(15) Incorporated herein by reference from Registrant's Form 10-Q for the period ended March 31, 1999, dated May 17, 1999 (File No. 0-16162).

(16) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended June 30, 1999, dated September 28, 1999 (File No.
         0-16162).

(17) Incorporated herein by reference from Registrant's Form 10-Q for the period ended September 30, 1999, dated November 15, 1999 (File No.
         0-16162).

(18) Incorporated herein by reference from Registrant's Form 10-Q for the period ended March 31, 2000, dated May 15, 2000 (File No. 0-16162).

(19) Incorporated herein by reference from Registrant's Form 10-K for the fiscal year ended June 30, 2000, dated September 28, 2000 (File No.
         0-16162).

(20) Incorporated herein by reference from Registrant's Form 10-Q for the period ended September 30, 2000, dated November 14, 2001 (File No.
         0-16162).

(21) Incorporated herein by reference from Registrant's Form 10-Q for the period ended December 31, 2000, dated February 14, 2001 (File No.
         0-16162).

(22)     Incorporated herein by reference from Registrant's Form 8-K, dated
         August 10, 2001, reporting the merger agreement. (File No. 0-16162).