Form 10-Q
period 2001-09-30
CHILDRENS COMPREHENSIVE SERVICES INC
filed 2001-11-14
CIK 816247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

      (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                 -------------    --------------

                         Commission File Number 0-16162

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

             Tennessee                                       62-1240866
------------------------------------                 -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

3401 West End Ave., Suite 400, Nashville, Tennessee            37203
---------------------------------------------------     -------------------
(Address of principal executive offices)                      Zip Code)

Registrant's telephone number, including area code:  (615) 250-0000
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

Common Stock, $.01 Par Value, outstanding at November 9, 2001 - 7,233,231 shares

                                      INDEX

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                            Page
                                                                           Number
                                                                           ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets - September 30, 2001
                  and June 30, 2001............................................3

                  Consolidated Statements of Income --
                  Three months ended September 30, 2001 and 2000...............5

                  Consolidated Statements of Cash Flows --
                  Three months ended September 30, 2001 and 2000...............6

                  Notes to Consolidated Financial Statements --
                  September 30, 2001...........................................8

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........17

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................17



SIGNATURES....................................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                 September 30,  June 30,
                                                                      2001        2001
                                                                    -------      -------
(dollars in thousands)                                            (unaudited)
ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                      $   807      $ 2,619

     Accounts receivable, net of allowance for doubtful
     accounts of $3,724 at September 30 and $3,737 at
     June 30                                                         27,419       25,942

     Prepaid expenses                                                 1,391        1,171

     Deferred income taxes                                            1,424        1,424

     Other current assets                                             1,206        1,311
                                                                    -------      -------

       TOTAL CURRENT ASSETS                                          32,247       32,467

PROPERTY AND EQUIPMENT, net                                          45,880       46,628

COST IN EXCESS OF NET ASSETS ACQUIRED, net                           11,305       11,540

DEFERRED INCOME TAXES                                                   937          937

OTHER ASSETS AND DEFERRED CHARGES, net                                  402          458
                                                                    -------      -------
       TOTAL ASSETS                                                 $90,771      $92,030
                                                                    =======      =======

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                 September 30,  June 30,
                                                                      2001        2001
                                                                    -------      -------
(dollars in thousands)                                            (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                $ 3,276      $ 4,067
    Current portion - long-term debt and capital leases               8,272        8,160
    Income taxes payable                                                259          446
    Accrued employee compensation                                     5,098        4,476
    Accrued other expenses                                            2,947        2,787
    Other current liabilities                                           475          915
                                                                    -------      -------
       TOTAL CURRENT LIABILITIES                                     20,327       20,851

LONG-TERM DEBT AND CAPITAL LEASE
    OBLIGATIONS                                                      12,488       13,325
                                                                    -------      -------
       TOTAL LIABILITIES                                             32,815       34,176
                                                                    -------      -------

SHAREHOLDERS' EQUITY
       Preferred stock, par value $1.00 per share-
            10,000,000 shares authorized                                 --           --
      Common stock, par value $.01 per share-
            50,000,000 shares authorized; issued and outstanding
            7,233,231 shares at September 30 and 7,222,191 shares
            at June 30                                                   72           72
      Additional paid-in capital                                     50,631       50,595
      Retained earnings                                               7,253        7,187
                                                                    -------      -------

       TOTAL SHAREHOLDERS' EQUITY                                    57,956       57,854
                                                                    -------      -------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $90,771      $92,030
                                                                    =======      =======





      See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    Three Months Ended
                                                       September 30,
                                                   --------------------
                                                     2001        2000
                                                   --------     -------
(in thousands, except per share amounts)
Revenues:
     Operating revenues                            $ 31,104     $29,685
     Management fee income                              804         782
                                                   --------     -------
                                 TOTAL REVENUES      31,908      30,467
                                                   --------     -------
Operating expenses:
     Employee compensation and benefits              20,815      19,285
     Purchased services and other expenses            8,990       8,913
     Depreciation and amortization                    1,191       1,075
     Merger expenses                                    178          --
     Related party rent                                  41          29
                                                   --------     -------
                       TOTAL OPERATING EXPENSES      31,215      29,302
                                                   --------     -------
Income from operations                                  693       1,165
Other (income) expense:
     Interest expense                                   448         598
     Other                                              (12)         37
                                                   --------     -------
              TOTAL OTHER (INCOME) EXPENSE, NET         436         635
                                                   --------     -------
Income before income taxes                              257         530

Provision for income taxes                              191         233
                                                   --------     -------
                                     NET INCOME    $     66     $   297
                                                   ========     =======
Earnings per common share:
    Basic                                          $   0.01     $  0.04
                                                   ========     =======
    Diluted                                        $   0.01     $  0.04
                                                   ========     =======


See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Three Months Ended
                                                                           September 30,
                                                                        -------------------
                                                                          2001        2000
                                                                        -------     -------
(in thousands)
OPERATING ACTIVITIES
   Net income                                                           $    66     $   297
   Adjustments to reconcile net income
      to net cash (used) provided by operating activities:
   Depreciation                                                             942         826
   Amortization                                                             249         249
   Provision for bad debts                                                  434         266
   Other                                                                     39         104
Changes in operating assets and liabilities:
   Accounts receivable                                                   (1,911)      2,164
   Prepaid expenses                                                        (220)       (478)
   Other current assets                                                     105        (214)
   Accounts payable                                                        (791)      1,495
   Accrued employee compensation                                            622         536
   Accrued other expenses                                                   160         490
   Other current liabilities                                               (440)       (160)
   Income taxes payable                                                    (187)       (453)
                                                                        -------     -------

              NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES             (932)      5,122
                                                                        -------     -------
INVESTING ACTIVITIES
   Purchase of property and equipment                                      (205)     (8,372)
   Proceeds from sale of property and equipment                              11          55
   Decrease in other assets                                                   3           1
                                                                        -------     -------
                      NET CASH (USED) BY INVESTING ACTIVITIES           $  (191)    $(8,316)
                                                                        -------     -------

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

                                                                        Three Months Ended
                                                                           September 30,
                                                                        -------------------
                                                                          2001        2000
                                                                        -------     -------
(in thousands)
FINANCING ACTIVITIES
    Principal payments on revolving lines of credit, long-
       term borrowings and capital lease obligations                    $  (726)    $(3,712)

    Proceeds from revolving lines of credit and long-term borrowings         --       6,000

    Proceeds from issuance of common stock, net                              37          28
                                                                        -------     -------

    NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                       (689)      2,316
                                                                        -------     -------
(DECREASE) IN CASH AND CASH EQUIVALENTS                                  (1,812)       (878)

    Cash and cash equivalents at beginning of period                      2,619       3,489
                                                                        -------     -------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   807     $ 2,611
                                                                        =======     =======


See notes to consolidated financial statements.

                     CHILDREN'S COMPREHENSIVE SERVICES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 2001

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, the Company's prior fiscal year end.

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

NOTE C - ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective as of July 1, 2001 and for fiscal years beginning after December 15, 2001, respectively. SFAS No. 141 eliminates the "pooling of interests" method of accounting for business combinations. Under SFAS No. 142 goodwill and indefinite-lived intangible assets will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

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

NOTE D - PROPOSED MERGER

On August 9, 2001, the Company announced that it had signed a definitive merger agreement with KIDS Holdings, Inc. ("KIDS Holdings") and its wholly-owned subsidiary, Ameris Acquisition, Inc. ("Ameris"), pursuant to which KIDS Holdings would acquire all of the Company's outstanding common stock for $6.00 per share. Under the terms of the merger agreement, Ameris will be merged with the Company, with the Company being the surviving entity and becoming a wholly-owned subsidiary of KIDS Holdings. The transaction remains subject to a number of contingencies, including Ameris obtaining the required financing, approval by the Company's shareholders, a lack of material adverse change in the Company's business and other usual and customary closing conditions. Ameris has obtained commitments, which remain in effect until January 15, 2002, for a majority of the financing required to close the transaction, but a substantial amount of additional financing remains to be secured. No assurance can be given that the required financing can be secured or that the merger will be consummated.

NOTE E -- EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of shares outstanding. Diluted earnings per common share includes the effect of potential common shares, consisting of dilutive stock options and warrants, and uses the treasury stock method in calculating dilution.

The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three Months Ended
                                                              September 30,
                                                         ------------------------
                                                            2001           2000
                                                         ---------     ----------
BASIC:

Average shares outstanding                               7,228,220      7,184,256
                                                         =========     ==========
Net income                                               $  66,000     $  297,000
                                                         =========     ==========
Per share amount                                         $    0.01     $     0.04
                                                         =========     ==========
DILUTED:

Average shares outstanding                               7,228,220      7,184,256

   Net effect of dilutive stock options and warrants       207,398         10,971
                                                         ---------     ----------
      TOTAL                                              7,435,618      7,195,227
                                                         =========     ==========
Net income                                               $  66,000     $  297,000
                                                         =========     ==========
Per share amount                                         $    0.01     $     0.04
                                                         =========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and this Quarterly Report on Form 10-Q contain forward-looking statements and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. For this purpose, any statements contained herein that are not statements solely of historical fact may be deemed to be forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under "Business - Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General

As of September 30, 2001, the Company was providing education, treatment and juvenile justice services to approximately 3,100 at-risk and troubled youth either directly or through management contracts. It currently offers these services through the operation and management of non-residential specialized education programs and day treatment programs and both open and secure residential treatment centers in 14 states. Revenues are recognized as services are rendered. The Company's non-residential programs, which historically have generated higher operating margins than the Company's residential facilities, generally receive revenues based on per diem rates. The Company's residential facilities generally receive revenues under either fixed fee contracts, at per diem rates or on a cost reimbursed basis.

Effective July 1998 the State of California implemented legislation which eliminated reimbursement to school districts for excused student absences. The legislation is designed to incentivize school districts that have high absentee rates and to encourage improvement in school attendance throughout the state. While written for public school districts, this legislation has had some impact on the Company's California educational day treatment programs, which historically have been compensated for excused student absences. Some of the Company's contracts with school districts provide no compensation for excused student absences, generally in exchange for a higher per diem rate. In addition, the legislation placed funding in the hands of the school districts, thereby creating the potential for the districts to undertake implementation of their own programs. Several of the school districts with which the Company has contracts have started programs that compete with services provided by the Company. The Company continues to monitor the implementation of this legislation.

The Company receives management fee income from third parties for services provided. Reimbursement for these services is typically based on a fixed fee plus reimbursement of expenses or a percent of revenue. The Company also recognizes management fee income from Helicon, Incorporated ("Helicon"), a
Section 501(c)(3) not-for-profit corporation, for consulting, management and marketing services rendered pursuant to a Consulting and Marketing Agreement by and between Helicon and the Company (the "Helicon Agreement"). See "Helicon."

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

Helicon

As of September 30, 2001, the Company was providing consulting, management and marketing services to Helicon at 11 programs. Pursuant to the Helicon Agreement, which expires September 1, 2004, the Company is entitled to receive for these services management fee income in an amount equal to 6% of the monthly gross revenues of Helicon's programs. The payment of these management fees, however, is subordinated in right of payment to amounts payable by Helicon to fund its programs. The Company also leases three facilities to Helicon for the operation of certain of its programs. The Company is not currently receiving rent, nor does it anticipate receiving any future rent payments, for one of these facilities, the Helicon Youth Center (the "HYC"). During fiscal 2000, Helicon was unable to pay all management fees, lease payments and advances due to the Company. Additionally, during fiscal 2002, the Company recorded a provision for bad debts in the amount of $206,000 related to amounts receivable from Helicon. Based on the current level of operations being maintained by Helicon, the Company does not anticipate collecting any of these amounts. The Company also has guaranteed Helicon's obligations under a bank line of credit in the amount of $1,500,000 -- See "Liquidity and Capital Resources".

In September 2000, Helicon and the Company initiated the closure of the HYC. As a result of the closure, the Company recorded an impairment reserve in fiscal 2000 for the carrying value of the facility. The HYC is located on land that is owned by, and leased from, Riverside County, California.

Proposed Merger

On August 9, 2001, the Company announced that it had signed a definitive merger agreement with KIDS Holdings, Inc. ("KIDS Holdings") and its wholly-owned subsidiary, Ameris Acquisition, Inc. ("Ameris"), pursuant to which KIDS Holdings would acquire all of the Company's outstanding common stock for $6.00 per share. Under the terms of the merger agreement, Ameris will be merged with the Company, with the Company being the surviving entity and becoming a wholly-owned subsidiary of KIDS Holdings. The transaction remains subject to a number of contingencies, including Ameris obtaining the required financing, approval by the Company's shareholders, a lack of material adverse change in the Company's business and other usual and customary closing conditions. Ameris has obtained commitments, which remain in effect until January 15, 2002, for a majority of the financing required to close the transaction, but a substantial amount of additional financing remains to be secured. No assurance can be given that the required financing can be secured or that the merger will be consummated.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to the Company's total revenues of certain items in the Company's statements of income:

                                                     Three Months Ended
                                                       September 30,
                                                     ------------------
                                                       2001        2000
                                                     ------      ------
Operating revenues                                     97.5%       97.4%
Management fee income                                   2.5         2.6
                                                     ------      ------
                                  TOTAL REVENUES      100.0       100.0
                                                     ------      ------
Employee compensation and benefits                     65.2        63.3
Purchased services and other expenses                  28.2        29.3
Depreciation and amortization                           3.7         3.5
Merger expenses                                         0.6          --
Related party rent                                      0.1         0.1
                                                     ------      ------
                        TOTAL OPERATING EXPENSES       97.8        96.2
                                                     ------      ------
Income from operations                                  2.2         3.8
Other (income) expense:
   Interest expense                                     1.4         2.0
   Other                                                 --         0.1
Provision for income taxes                              0.6         0.7
                                                     ------      ------
                                      NET INCOME        0.2%        1.0%
                                                     ======      ======

Three Months Ended September 30, 2001 versus September 30, 2000

Operating revenues for the three months ended September 30, 2001 increased $1,419,000, or 4.8%, to $31,104,000, as compared to $29,685,000 for the three months ended September 30, 2000. The increase in operating revenues consists of approximately $2,700,000 due to the opening of new programs subsequent to the first quarter of fiscal 2001 and approximately $1,100,000 due to same center revenue increases, net of decreases of approximately $2,400,000 versus the same quarter in the prior year due to the closure of certain of the Company's locations, primarily in Texas and California.

Management fee income increased $22,000 for the three months ended September 30, 2001 to $804,000 from $782,000 for the three month period ended September 30, 2000. Management fee income recognized under the Helicon Agreement for the three months ended September 30, 2001 increased $8,000 to $213,000 from $205,000 for the three months ended September 30, 2000.

Total revenues for the three months ended September 30, 2001 increased $1,441,000, or 4.7%, to $31,908,000 as compared to $30,467,000 for the three months ended September 30, 2000 as a result of the factors described above.

Employee compensation and benefits for the three months ended September 30, 2001 increased $1,530,000, or 7.9%, to $20,815,000, as compared to $19,285,000 for the three months ended September 30, 2000. As a percentage of total revenues, employee compensation and benefits increased from 63.3% for the three months ended September 30, 2000 to 65.2% for the three months ended September 30, 2001. The increase in employee compensation and benefits over the same period in the prior year results primarily from the Company's growth and certain regional pay scale adjustments. The increase in employee compensation and benefits as a percent of revenue over the same period in the prior year results primarily from the Company's growth, certain regional pay scale adjustments and an increase in workers compensation and health insurance premiums.

Purchased services and other expenses for the three months ended September 30, 2001 increased $77,000, or 0.9%, to $8,990,000, as compared to $8,913,000 for the three months ended September 30, 2000. As a percentage of total revenues, purchased services and other expenses decreased to 28.2% for the three months ended September 30, 2001 from 29.3% for the three months ended September 30, 2000. The increase in purchased services and other expenses over the same period in the prior year is attributed primarily to the Company's growth. The decrease in purchased services and other expenses as a percent of revenue over the same period in the prior year results primarily from decreases in employee recruitment, rental expense and travel costs, offset by increases in bad debt expense, utilities and insurance costs.

Depreciation and amortization for the three months ended September 30, 2001 increased $116,000 to $1,191,000 from $1,075,000 for the three months ended September 30, 2000. The increase in depreciation and amortization compared to the same period in the prior year is primarily attributable to depreciation and amortization associated with the Company's Charlotte, North Carolina and Dallas, Texas properties.

Merger expenses for the three months ended September 30, 2001 totaled $178,000, or 0.6% of total revenues. These expenses were incurred pursuant to the Company's proposed merger with KIDS Holdings and Ameris.

Income from operations for the three months ended September 30, 2001 decreased $472,000, or 40.5%, to $693,000 as compared to $1,165,000 for the three months ended September 30, 2000, and decreased as a percentage of total revenues to 2.2% for the three months ended September 30, 2001 from 3.8% for the three months ended September 30, 2000 as a result of the factors described above.

Interest expense for the three months ended September 30, 2001 decreased $150,000 to $448,000 as compared to $598,000 for the three months ended September 30, 2000. The decrease in interest expense over the same period in the prior year is attributed to decreases in both interest rates and outstanding borrowings.

Other (income) expense for the three months ended September 30, 2001 changed $49,000 to income of $12,000 as compared to expense of $37,000 for the three months ended September 30, 2000.

The provision for income taxes for the three months ended September 30, 2001 decreased $42,000 to $191,000 from $233,000 for the three months ended September 30, 2000. The decrease in the provision compared to the same period in the prior year results primarily from the decrease in the Company's taxable income. The Company's effective tax rate increased versus the same period last year due to the nondeductibility for income tax purposes of the Company's merger expenses.

Liquidity and Capital Resources

Cash used by operating activities for the three months ended September 30, 2001 was $932,000 on net income of $66,000 as compared to cash provided of $5,122,000 on net income of $297,000 for the three months ended September 30, 2000. Working capital at September 30, 2001 was $11,920,000, as compared to $11,616,000 at June 30, 2001.

Cash used by investing activities was $191,000 for the three months ended September 30, 2001 as compared to cash used of $8,316,000 for the three months ended September 30, 2000. The change was due primarily to capital expenditures related to new programs, including the purchase of property in North Carolina for approximately $6,600,000 in the first quarter of fiscal 2001, as compared to a minimal level of capital expenditures in the current period.

Cash of $689,000 was used by financing activities for the three months ended September 30, 2001 due primarily to repayment of borrowings. Cash of $2,316,000 was provided by financing activities for the three months ended September 30, 2000, primarily due to borrowings used to fund capital expenditures.

The Company has a credit agreement (the "Credit Agreement") with SunTrust Bank and AmSouth Bank (jointly "the Lenders"). Under the terms of the Credit Agreement, as amended, the Lenders have made available to the Company, for acquisition financing and working capital requirements, a revolving line of credit for up to $20,000,000, the term of which extends through April 30, 2002. The revolving line of credit bears interest at either (i) the one, two, three or six month LIBOR rate plus an applicable margin, which ranges between 1.75% and 3.25% and is dependent on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, or (ii) SunTrust Bank's index rate plus an applicable margin, which ranges between 0.75% and 2.25%, at the Company's option. At September 30, 2001, the outstanding balance under the revolving line of credit was $5,500,000.

The revolving line of credit matures in April 2002. The Company has deferred any action regarding extension or renewal of the revolving line of credit pending the final resolution of its proposed merger with KIDS Holdings and Ameris. While the Company expects to be able to renegotiate the terms of the revolving line of credit if required, there can be no assurance of its ability to do so.

Under the Credit Agreement, the Company also entered into a term loan with the Lenders in the amount of $15,000,000 at a fixed 8.10% effective interest rate. The term loan extends through December 2005. Repayment of principal begins in January 2002, at which time increasing payments that amortize the loan fully are due over the remaining four years of the agreement. Principal payments of $2,512,000 are included in current liabilities at September 30, 2001.

The Credit Agreement requires the Company to comply with certain restrictive covenants with respect to its business and operations and to maintain certain financial ratios. The restrictive covenants under this agreement prohibit the Company, without the prior consent of the Lenders, from entering into major corporate transactions, such as a merger, tender offer or sale of its assets, and from incurring additional indebtedness in excess of $500,000. The Company has obtained the consent of the Lenders to enter into the proposed merger transaction with KIDS Holdings and Ameris. The agreement also prohibits the Company from declaring dividends in excess of 25% of the Company's net income during any fiscal year and from repurchasing any shares of the Company's Common Stock. The revolving line of credit and term loan are secured primarily by the Company's accounts receivable and equipment.

Pursuant to its acquisition of Somerset Inc., the Company issued a note payable to the sellers totaling $2,375,000. This note bears interest at 6%, amortizes over the three year period ending December 1, 2001, and is secured by real estate and improvements purchased pursuant to the Somerset transaction. At September 30, 2001, $215,000 was outstanding under the note.

Helicon has entered into a $1,500,000 line of credit with AmSouth Bank which expires in April 2002. As a condition to this line of credit, the Company agreed to guarantee Helicon's performance under such line of credit. At September 30, 2001, the outstanding amount under Helicon's line of credit was $613,000.

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

Current obligations, typically due within thirty days or less, are expected to be funded with cash flow from operations and borrowings under the Company's line of credit. Management believes that operations, cash on hand and amounts available under its line of credit will provide sufficient cash flow for the next twelve months and that long-term liquidity requirements will be met from cash flow from operations and from outside financing sources.

Inflation

Inflation has not had a significant impact on the Company's results of operations since inception. Certain of the Company's existing contracts provide for annual price increases based upon changes in the Consumer Price Index.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2001, the Company had only cash equivalents, invested in high grade, very short term securities, which are not typically subject to material market risk. The Company has outstanding loans at both fixed and variable rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair values of these instruments. For loans with variable interest rates, a hypothetical 10% change in interest rates would have an immaterial impact on the Company's future earnings, cash flows and fair values related to these instruments.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (b)  Reports on Form 8-K:

         Form 8-K - Reporting date - August 10, 2001
         Items reported - Item 5. Other Events
         The Company announced that it had entered into an Agreement For Statutory Merger, dated as of August 8, 2001, among the Company, KIDS Holdings, Inc. and Ameris Acquisition, Inc.

         Form 8-K - Reporting date - August 24, 2001
         Items reported - Item 9. Regulation FD Disclosure
         The Company announced its plans to provide an online web simulcast and rebroadcast of its 2001 fourth quarter earnings release conference call.

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

                                    CHILDREN'S COMPREHENSIVE SERVICES, INC.
                                    ---------------------------------------
                                                    (Registrant)



Date:    November 14, 2001          /s/  WILLIAM J BALLARD
                                    --------------------------------------------
                                    William J Ballard
                                    Chairman and Chief Executive Officer



Date:    November 14, 2001          /s/  DONALD B. WHITFIELD
                                    --------------------------------------------
                                    Donald B. Whitfield
                                    Vice President of Finance, Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer)